Form 10-K
period 2017-12-31
Delphi Technologies PLC
filed 2018-02-26
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-38110
 DELPHI TECHNOLOGIES PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1367514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Angel Court
10th Floor
London, EC2R 7HJ
United Kingdom
(Address of principal executive offices)
011-44-020-305-74300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on which Registered
Ordinary Shares. $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 15, 2018, was 88,613,262.  Prior to the separation of the registrant from Delphi Automotive PLC on December 4, 2017, the Registrant was a wholly-owned subsidiary of Delphi Automotive PLC. Consequently, there were no aggregate market value of ordinary shares held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2018 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

DELPHI TECHNOLOGIES PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by Delphi Technologies PLC (“Company,” “we,” “us” and “our”), contain forward-looking statements that reflect, when made, the Company’s current views with respect to future events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “potential,” “outlook” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•
global and regional economic conditions, including conditions affecting the credit market and those resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit";

•	risks inherent in operating as a global company, such as, fluctuations in interest rates and foreign currency exchange rates and economic, political and trade conditions around the world;

•	the cyclical nature of automotive sales and production;

•	the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products;

•	the Company’s ability to maintain contracts that are critical to its operations;

•	potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement;

•	the ability of the Company to achieve the intended benefits from its separation from its former parent or from acquisitions the Company may make;

•	the ability of the Company to attract, motivate and/or retain key executives;

•	the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers or suppliers;

•	the ability of the Company to attract and retain customers;

•	changes in the costs of raw materials;

•	the Company’s indebtedness, including the amount thereof and capital availability and cost;

•	the cost and outcome of any claims, legal proceedings or investigations;

•	the failure or breach of information technology systems;

•	severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands;

•	acts of war and/or terrorism, as well as the impact of actions taken by governments as a result of further acts or threats of terrorism; and

•	the timing and occurrence (or non-occurrence) of other events or circumstances that may be beyond our control.
Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

PART I

ITEM 1. BUSINESS
Overview
Delphi Technologies PLC (“Delphi Technologies,” “we,” “us,” “our” or the “Company”) is a leader in the development, design and manufacture of vehicle propulsion systems that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance, and support increasing electrification of vehicles. We are a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a full spectrum of aftermarket products serving a global customer base.

On December 4, 2017, Delphi Technologies became an independent publicly traded company as a result of the distribution by Delphi Automotive PLC (the “Former Parent”) of 100% of the ordinary shares of Delphi Technologies PLC to Delphi Automotive PLC’s shareholders (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). The Company previously operated substantially as the Former Parent’s Powertrain Systems segment (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” include the results of the Former Parent’s Powertrain Systems segment).

Our portfolio includes advanced gas and diesel fuel injection systems (“FIS”), actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our ability to meet regulatory requirements for reduced emissions and increased fuel economy, as well as to provide additional power to support consumer-driven demand for more in-vehicle electronics, will allow us to realize revenue growth in excess of vehicle production growth.

Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks; commercial vans; buses and off-highway vehicles). We operate in 20 major manufacturing facilities and 12 major technical centers with a regional service model that enables us to efficiently and effectively serve our global customers from best-cost countries. We have a presence in 24 countries with approximately 5,000 scientists, engineers and technicians who focus on innovating and developing market-relevant solutions.

In addition, we manufacture and sell our technologies and provide value added services to leading aftermarket companies, including independent retailers and wholesale distributors, supporting customers worldwide on the path to vehicle electrification. We supply a wide range of aftermarket products and services covering fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.

Website Access to Company’s Reports

Our website address is delphi.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and securities ownership reports on Forms 3, 4 and 5 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The contents of our website are not, however, a part of this report.

Our Segments

Our business operates in two segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems—This segment provides FIS as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. We offer electronic control modules with the corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with DC/DC converters and inverters.

•
Delphi Technologies Aftermarket—This segment sells aftermarket products to independent aftermarket and original equipment service customers. We also supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance and test equipment and vehicle diagnostics categories.

Net Sales by Segment

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Net Sales	% of Total	Net Sales	% of Total	Net Sales	% of Total
	(in millions, excluding percentages)
Powertrain Systems	$4,222	87%	$3,837	85%	$3,729	84%
Delphi Technologies Aftermarket	947	20%	924	21%	963	22%
Eliminations and Other	(320)	(7)%	(275)	(6)%	(285)	(6)%
Total	$4,849		$4,486		$4,407
Refer to Results of Operations by Segment in Item 7. Management’s Discussion and Analysis and Note 20. Segment Reporting to the consolidated financial statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further financial information about business segments.
Our business is well diversified across regions, product types, markets and customers. For the year ended December 31, 2017, 42% of our revenue was derived from Europe, the Middle East and Africa (“EMEA”), 28% from North America, 27% from Asia Pacific and 3% from South America; further, within Powertrain Systems 62% of our net sales were to light vehicle OEM customers and 19% were to commercial vehicle OEM customers. Additionally, 19% of our net sales were to aftermarket customers. In 2017, no customer accounted for more than 10% of net sales and our top 3 customers accounted for a total of approximately 23% of net sales.
Growth Strategies
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver strong revenue and margin expansion and earnings and cash flow growth. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges. Leveraging the breadth and depth of our engineering capabilities, we believe we have strong positions in fuel injectors, fuel pumps, variable valve timing and variable valve actuation. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see above market growth driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products helps customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance.

•
Focused Regional Strategies To Best Serve Our Customers’ Needs. The combination of our global operating capabilities and our portfolio of advanced technologies help us serve our global customers and meet their local needs. We have a presence in all major global regions and have positioned ourselves as a leading supplier of advanced powertrain technologies, including electrification, that are tailored to satisfy our customers’ needs in each region. We believe our focus on providing customer solutions to meet increasingly stringent emissions and fuel efficiency regulations will collectively drive greater demand for our products and enable us to experience above-market growth.

•
Continue to Enhance Aftermarket Position. Globally, we plan to gain scale by focusing on higher value, faster growing product lines such as electronics, and services, which include diagnostics and remanufacturing. We also seek to accelerate growth by leveraging our regional product program strengths to expand our portfolio across regions. In addition, we expect to benefit from aftermarket growth in key markets around the world, including China.

•
Leverage Our Lean and Flexible Cost Structure to Deliver Strong Earnings and Cash Flow Growth. We recognize the importance of maintaining a lean and flexible business model in order to deliver earnings and cash flow growth. We intend to improve our cost competitiveness by leveraging our enterprise operating system, continuously increasing operational efficiency, maximizing manufacturing output and rotating our facilities to best-cost countries. We have ongoing processes and resources dedicated to further improvement of our operations, and we expect to use our cash flow to reinvest in our business to drive growth.

Our Industry
The automotive and commercial vehicle parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts. Overall, we expect long-term growth of global vehicle production in the OEM market. In 2017, global vehicle production (including light and commercial vehicles) increased 3% versus the previous year, including increases of 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% year-over-year decrease in North American production in 2017.

Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. In the commercial vehicle market, OEM demand for components is also tied to vehicle production and is driven by industrial production, the amount of freight tonnage being transported and the availability of credit and interest rates, among other factors. Although OEM demand is tied to actual vehicle production, participants in the automotive and commercial vehicle parts industry also have the opportunity to grow faster by further penetrating business with existing customers and in existing markets, gaining new customers and increasing presence in global markets. Above-market growth can be achieved through product alignment to favorable macro trends such as increasingly stringent regulations and growing consumer demand for electrification. The number of vehicles utilizing electrification is expected to grow to more than 30% of global vehicle production by 2025, as compared to just four percent today. As a global supplier with advanced technology, engineering, manufacturing and customer support capabilities, we are well positioned to benefit from these opportunities.

Heightened Regulatory Environment

OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. On a worldwide basis, the relevant authorities in the European Union, the United States (“U.S.”), China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy. In many cases, other authorities have initiated legislation or regulation that would further tighten standards through 2020 and beyond. Based on the current regulatory environment, we believe that OEMs, including those in the U.S. and China, will be required to reduce carbon dioxide (“CO2”) emissions over the next ten years. These standards will require meaningful innovation as OEMs and suppliers are forced to find ways to improve fuel injection and combustion efficiency, engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, suppliers such as Delphi Technologies are continuing to develop innovations that result in improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines and permit engine downsizing without loss of performance.

Standardization of Sourcing by OEMs

Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities are best positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, suppliers that sell vehicle components directly to manufacturers have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts, such as Delphi Technologies, are positioned to leverage the trend toward system sourcing.

Shorter Product Development Cycles To Benefit Strong Suppliers

As a result of government regulations and customer preferences, development cycles are becoming shorter and OEMs are requiring suppliers to respond faster with new designs and product innovations. While these trends are more prevalent in mature markets, emerging markets are advancing rapidly towards the regulatory standards and consumer preferences of more mature markets. Suppliers with strong technologies, global engineering and development capabilities, such as Delphi Technologies, will be best positioned to meet OEM demands for rapid innovation.

Increasing Vehicle Complexity

Vehicles are increasingly complex in their design, features, level of integration of mechanical and electrical components and increasing levels of software necessary to deliver their functionality. This has resulted in growing consumer demand for additional power, given the increasing level of electronic components and systems in vehicles. Electronics integration, which generally refers to products and systems that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, will allow OEMs to achieve substantial reductions in weight and mechanical complexity. In turn, this results in enhanced fuel economy, improved emissions control and better vehicle performance. We are well positioned to benefit from accelerating industry demand for electronics integration and vehicle electrification. Moreover, our proprietary power electronics solutions allow our OEM customers to improve efficiency, reduce weight and lower costs.
Products
Our organizational structure and management reporting support the management of these core product lines:
Powertrain Systems. This segment offers high quality components and complete engine management systems to help optimize performance, emissions and fuel economy.

Internal Combustion Engine (“ICE”) Products:

•
Our gasoline FIS portfolio includes a full suite of fuel injection technologies that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. Our Gasoline Direct Injection (“GDi”) technology provides high precision fuel delivery for optimized combustion, which lowers emissions and increases fuel economy.

•	Our diesel FIS portfolio provides enhanced engine performance at an attractive value. Common rail FIS is the core technology for both commercial and light vehicle applications.

•
The ICE products also include an array of highly engineered products for traditional combustion and hybrid electric vehicles, including variable valve timing, variable valve actuation, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products often complement and enhance the efficiency improvements delivered by our FIS technologies and, as a result, drive above market growth.

Electronics & Electrification Products:

•
Our electronics portfolio consists of gasoline and diesel control modules, local control units and power electronics. The control modules are key components that enable the integration and operation of powertrain products throughout the vehicle. As the electrification of mechanical components increases, our proprietary solutions, including supervisory controllers and software, DC/DC converters and inverters provide better efficiency, reduced weight and lower cost for our OEM customers while also making these and other components easier to integrate. These products are expected to experience increased demand as vehicle electrification accelerates.

Delphi Technologies Aftermarket. Through this segment we sell aftermarket products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and stable revenue base as replacement of many of these products is non-discretionary in nature. The growth in the number of vehicles in all regions of the world, along with the increasing average age of vehicles and a greater number of miles driven annually in certain markets collectively represent trends that are expected to lead to growing demand for our aftermarket products.

Competition

The automotive parts industry remains extremely competitive in light of constantly evolving market dynamics. The industry in which we compete has attracted, and may continue to attract, new entrants in areas of evolving vehicle technologies. Although OEMs prefer to maintain relationships with suppliers that have a proven record of performance they rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management. In addition, our customers generally require that we demonstrate improved efficiencies, through cost reductions and/or price improvements, on a year-over-year basis. Our primary competitors include Bosch Group, Continental AG, Denso Corporation, and Hitachi Ltd.

Customers

Our business is diversified across end-markets, regions, customers, vehicle platforms and products. We sell our products and services to the major global automotive and commercial vehicle OEMs in every region of the world. We also sell our products and services to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. Our global customer base includes 23 of the largest light vehicle OEMs, several of the largest commercial vehicle OEMs, and four of the top five largest automotive aftermarket retailers and wholesale distributors. Our ten largest platforms in 2017 were with nine different OEMs. In addition, in 2017 our solutions were found in the majority of the top twenty platforms in each of the regions in which we operate. Furthermore, 21% of our business is focused on the commercial vehicle market, which is typically on a different business cycle than the light vehicle market. Our revenue base is also geographically diverse, and in 2017, 27% of our net sales came from the Asia Pacific region, which we believe will be a key growth market driven by increasing levels of vehicle production and regulatory change. In addition, we had no customers with greater than 10% of our net sales for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, Hyundai Motor Company and Daimler AG accounted for 11% and 10% of net sales, respectively.

Supply Relationships with Our Customers

We typically supply products to our OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which our customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum amount of products from us. These relationships typically extend over the life of the related vehicle. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses or for cost reductions achieved by us. The terms and conditions typically provide that we are subject to a warranty on the products supplied; in most cases, the duration of such warranty is coterminous with the warranty offered by the OEM to the end-user of the vehicle. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.

Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program and issue purchase contracts for less than the duration of the vehicle program, potentially reducing our profit margins and increasing the risk of our losing future sales under those purchase contracts. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or dealer inventory levels.

Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OEM production during such future periods, customer agreements including applicable terms and conditions do not necessarily constitute firm orders. Firm orders are generally limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible from the conversion of available raw materials, sub-components and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.

Our Global Operations
Information concerning principal geographic areas is set forth below. Net sales data reflects sales based on the manufacturing location for the years ended December 31, 2017, 2016 and 2015. Net property data is as of December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	(in millions)
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
United States (2)	$1,340	$263	$1,297	$214	$1,132	$189
Other North America	5	25	6	22	7	20
Europe, Middle East & Africa (3)	2,030	677	1,995	613	2,087	704
Asia Pacific (4)	1,335	328	1,071	270	1,045	272
South America	139	23	117	23	136	17
Total	$4,849	$1,316	$4,486	$1,142	$4,407	$1,202

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes the Company’s country of domicile, Jersey, and the country of the Company’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $733 million, $674 million, and $728 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had net property in the United Kingdom of $157 million, $146 million, and $188 million as of December 31, 2017, 2016 and 2015, respectively. The largest portion of net sales in the EMEA region was $733 million, $674 million and $728 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

For a description of the risks associated with our global operations see Item 1A. Risk Factors.

Materials

We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. As of December 31, 2017, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Commodity cost volatility, most notably related to various metals, is a challenge for us and our industry. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs and negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts. Our overall success in passing commodity cost increases on to our customers has been limited.

Research, Development and Intellectual Property

We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2017, we employed approximately 5,000 scientists, engineers and technicians around the world. Our total research and development expenses, including engineering, net of customer reimbursements, were approximately $420 million, $424 million and $443 million for the years ended December 31, 2017, 2016 and 2015, respectively.

We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. Given our strong financial discipline, we seek to effectively manage fixed costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in innovation and technology. We maintain our engineering activities around our focused product portfolio and allocate our capital and resources to those products with distinctive technologies.

We currently hold more than 3,100 active patents and patent applications. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. We are actively pursuing marketing opportunities to commercialize and license our technology to both automotive and non-automotive industries and we have selectively taken licenses from others to support our business interests. These activities foster optimization of intellectual property rights.

Environmental Compliance

We are subject to the requirements of environmental and safety and health laws and regulations in each country in which we operate. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our present and former facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.

At December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million. We cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected.
Seasonality
Our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality.
Employees

As of December 31, 2017, we had approximately 18,000 workers: 8,000 salaried employees and 10,000 hourly employees. In addition, we maintain an alternative workforce of 2,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the European Works Council and local trade unions such as Unite, U.K., CFE-CGC France and C.T.M. in Mexico.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 26, 2018), current positions and description of business experience of each of our executive officers are listed below, each of whom was first appointed as an executive officer for our company in December 2017. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal.

Liam Butterworth, 47, is President and Chief Executive Officer of Delphi Technologies. Mr. Butterworth was previously Senior Vice President of Delphi Automotive PLC and President, Powertrain Systems since February 2014, and assumed responsibilities for Delphi Product & Service Solutions in September 2015. He previously was President of Delphi Connection Systems, a product business unit of Delphi E/EA, from October 2012. He joined Delphi Automotive PLC in 2012 after the company acquired FCI Holding SAS’s (“FCI’s”) Motorized Vehicles Division, where he had been President and General Manager from 2009 through the acquisition by Delphi Automotive PLC. He joined FCI in 2000 and held positions in sales, marketing, purchasing and general management. Prior to FCI, Mr. Butterworth worked for Lucas Industries and TRW Automotive. He holds a master’s degree in business administration from Lancaster University in England.

Vivid Sehgal, 49, is Chief Financial Officer of Delphi Technologies. Prior to joining the Company, he served as Chief Financial Officer of LivaNova PLC, a global medical technology company, from 2015 to 2017. Previously, Mr. Sehgal served as Senior Vice President, Treasury, Risk and Investor Relations at Allergan, Inc. a multi-specialty health care company, from 2014 to 2015. Prior to assuming his position as Senior Vice President, Mr. Sehgal served as Vice President and Regional Controller of Allergan’s Europe, Middle East and Africa business from 2007 to 2014. Before Allergan, Mr. Sehgal worked for nine years in various roles with GlaxoSmithKline PLC and SmithKline Beecham PLC, where he eventually served as Group Controller for GSK’s International Pharmaceutical Division. He brings additional financial leadership experience from other companies, including with Gillette Company, Inc. during its acquisition by Procter and Gamble, Inc. and Grand Metropolitan plc. Mr. Sehgal earned a master’s degree in finance and investment from the University of Exeter, a bachelor’s degree in economics from the University of Leicester and is a member of the Chartered Institute of Management Accountants.

James D. Harrington, 57, is Senior Vice President, General Counsel, Secretary and Chief Compliance Officer of Delphi Technologies. Prior to joining us, he was Senior Vice President, General Counsel and Corporate Secretary of Tenneco Inc., a global automotive supplier, from 2009 to 2017. Previously, he served as Vice President, Law. Before joining Tenneco in 2005 as corporate counsel, he worked at Mayer Brown LLP in the firm’s corporate and securities practice from 1997 to 2005. Mr. Harrington earned a master’s degree in business administration from the University of Chicago Graduate School of Business, a juris doctor degree from the Northwestern University School of Law, and a bachelor’s degree in business administration from the University of Notre Dame. He is also a certified public accountant.

Michael J.P. Clarke, 56, is Senior Vice President and Chief Human Resources Officer of Delphi Technologies. Mr. Clarke was previously Vice President of Human Resources for Delphi Powertrain Systems and Delphi’s Europe, Middle East and Africa business since June 2015. He previously served as Vice President, HR International at Hertz Corporation from 2009 to 2015. Mr. Clarke served as Senior Vice President of Human Resources at Fiat Group & CNH Europe in Italy from 2008 to 2009. He also held various human resources roles for Tenneco Automotive between 1999 and 2008, including Vice President HR International for its Ride Control Division, Clean Air Division and Aftermarket business. Mr. Clarke earned a bachelor’s degree in mechanical and manufacturing engineering from John Moores University in Liverpool, United Kingdom.

Mary E. Gustanski, 55, is Senior Vice President and Chief Technology Officer of Delphi Technologies. Ms. Gustanski was previously Senior Vice President and Chief Technology Officer for Delphi Powertrain Systems since August 2017. She previously served as Vice President of Engineering, Operations and Customer Satisfaction in 2012 and was appointed to the corporate engineering team as Vice President of Engineering and Program Management in August 2014. In 2006, Ms. Gustanski was appointed as a member of the Powertrain Systems Executive Staff as the Divisional Director of Engineering, Customer Satisfaction and Program Management. She began her career at the Company in 1980 at the former AC Spark Plug Division of General Motors and has held several positions in engineering and manufacturing. Ms. Gustanski earned a master’s degree in manufacturing management, as well as a bachelor’s degree in mechanical engineering from Kettering University.

ITEM 1A. RISK FACTORS
Set forth below are certain risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by the Company. Also refer to the Cautionary Statement Regarding Forward-Looking Information in this annual report.
Risks Related to Business Environment and Economic Conditions
The cyclical nature of automotive sales and production can adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales and production are highly cyclical and, in addition to general economic conditions, also depend on other factors, such as consumer confidence and consumer preferences. Lower global automotive sales would be expected to result in substantially all of our automotive original equipment manufacturer (“OEM”) customers lowering vehicle production schedules, which would have a direct impact on our earnings and cash flows. In addition, automotive sales and production can be affected by labor relations issues, regulatory requirements, trade agreements, the availability of consumer financing and other factors. Economic declines that result in a significant reduction in automotive sales and production by our customers have in the past had, and may in the future have, an adverse effect on our business, results of operations and financial condition.
Our sales are also affected by inventory levels and OEMs’ production levels. We cannot predict when OEMs will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business and financial condition.
In addition to these factors, the sales of our aftermarket operations are also directly related to the level of vehicle aftermarket parts replacement activity, which may be affected by additional factors such as the average useful life of OEM parts and components, severity of regional weather conditions, highway and roadway infrastructure deterioration and the average number of miles vehicles are driven by owners. Improvements in technology and product quality are extending the longevity of vehicle component parts, which may result in delayed or reduced aftermarket sales. Our results of operations and financial condition could be adversely affected if we fail to respond in a timely and appropriate manner to changes in the demand for our aftermarket products.
A prolonged economic downturn or economic uncertainty could adversely affect our business and cause us to require additional sources of financing, which may not be available.
Our sensitivity to economic cycles and any related fluctuation in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations or cash flows. Due to overall strong global economic conditions in 2017, the automotive industry experienced increased global customer sales and production schedules. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% year-over-year decrease in North American production in 2017. As a result, we have experienced and may continue to experience reductions in orders from OEM customers in certain regions. Uncertainty relating to global or regional economic conditions may have an adverse impact on our business. A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
Any changes in consumer credit availability or cost of borrowing could adversely affect our business.
Declines in the availability of consumer credit and increases in consumer borrowing costs have negatively impacted global automotive sales and resulted in lower production volumes in the past. Substantial declines in automotive sales and production by our customers could have a material adverse effect on our business, results of operations and financial condition.
A drop in the market share and changes in product mix offered by our customers can impact our revenues.
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn may be expected to have a favorable impact on our revenue.
The mix of vehicle offerings by our OEM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant components could have a significant effect on our business and financial condition. For example, a decrease in market demand for light-duty diesel-powered vehicles, or a decrease in OEM customer offerings in this vehicle segment, could adversely impact our ability to maintain or increase our revenues. In addition, our sales of products in the regions in which our customers operate also depend on the success of these customers in those regions.
The improved quality of vehicle components may adversely affect the demand for our aftermarket products.
The average useful lives of automotive parts, both OEM and aftermarket, have increased due to innovations in product technology and improved manufacturing processes. Longer product lives and improved durability may result in vehicle owners replacing components on their vehicles less frequently. If the demand for our aftermarket products is diminished as a result of this trend, our results of operations and financial condition may be adversely affected.
Declines in the market share or business of our five largest customers may have a disproportionate adverse impact on our revenues and profitability.
Our five largest customers accounted for approximately 40% of our total net sales in the year ended December 31, 2017. Accordingly, our revenues may be disproportionately affected by decreases in any of their businesses or market share. Because our customers typically have no obligation to purchase a specific quantity of parts, a decline in the production levels of any of our major customers, particularly with respect to models for which we are a significant supplier, could disproportionately reduce our sales and thereby adversely affect our financial condition, operating results and cash flows. See Item 1. Supply Relationships with Our Customers for more information.
We may not realize sales represented by awarded business.
We estimate awarded business using certain assumptions, including projected future sales volumes. Our customers generally do not guarantee volumes. In addition, awarded business may include business under arrangements that our customers have the right to terminate without penalty. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.
Our inability to continue to achieve product cost reductions which offset customer price reductions could have a significant negative impact on our business.
Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the period of production, typically one to two percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. OEMs have also possessed significant leverage over their suppliers, including us, because the automotive component supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. Based on these factors, and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing. Accordingly, as a Tier I supplier (one that supplies vehicle components directly to manufacturers), we are subject to substantial continuing pressure from OEMs to reduce the price of our products. For example, our customer supply agreements generally provide for annual reductions in pricing of our products over the period of production. It is possible that pricing pressures beyond our expectations could intensify as OEMs pursue restructuring and cost cutting initiatives. Our financial performance is therefore dependent on our ability to continue to achieve product cost reductions through obtaining price reductions from our suppliers, product design enhancement and improving production processes to increase manufacturing efficiency. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin and profitability would be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.

Our supply agreements with our OEM customers are generally requirements contracts, and a decline in the production requirements of any of our customers, and in particular our largest customers, could adversely impact our revenues and profitability.
We receive OEM purchase orders for specific components supplied for particular vehicles. In most instances our OEM customers agree to purchase their requirements for specific products but are not required to purchase any minimum amount of products from us. The contracts we have entered into with most of our customers have terms ranging from one year to the life of the model (usually three to seven years, although customers often reserve the right to terminate for convenience). Therefore, a significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on us. To the extent that we do not maintain our existing level of business with our largest customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our results of operations and financial condition will be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers.
We have invested substantial resources in markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
Our future growth is dependent on our making the right investments at the right time to support product development and manufacturing capacity in geographic areas where we can support our customer base and in product areas of evolving vehicle technologies. We have identified the Asia Pacific region, and more specifically China, as a key geographic market, and have identified advanced electronics and software controls which deliver enhanced engine management systems that address demand for increased fuel efficiency and emission control through products such as turbo gasoline direct injection (“GDi”) fuel systems, variable valve actuation technologies such as dynamic skip fire software and evolving vehicle technologies such as electrification and hybridization as key product markets. We believe these markets are likely to experience substantial long term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth in these areas. If we are unable to deepen existing and develop additional customer relationships or are unable to develop and introduce market-relevant product technologies we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. Our results will also suffer if these areas, including market demand for evolving vehicle technologies, do not grow as quickly as we anticipate.
Our business in China is sensitive to economic and market conditions that impact automotive sales volumes in China.
Maintaining a strong position in the Chinese market is a key component of our global growth strategy. Our business is sensitive to economic and market conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. For example, in 2016, automotive production in China increased 15% as compared to 2015, benefiting in part from a consumer vehicle tax reduction program. Following a partial increase in the consumer vehicle tax in 2017, vehicle production volumes in China increased by 3% in 2017. If we are unable to maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease or do not continue to increase, our business and financial results could be materially adversely affected.
Disruptions in the supply of raw materials and other supplies that we and our customers use in our products may adversely affect our profitability.
We and our customers use a broad range of materials and supplies, including various metals, petroleum-based resins, chemicals, electronic components and semiconductors. A significant disruption in the supply of these materials for any reason could decrease our production and shipping levels, which could materially increase our operating costs and materially decrease our profit margins.
We, as with other component manufacturers in the automotive industry, ship products to our customers’ vehicle assembly plants throughout the world so they are delivered on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry very complex and very vulnerable to disruptions.
Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of our or our suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing and more. Additionally, as we grow in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
When we fail to make timely deliveries in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight.
Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant, and may include consequential losses such as lost profits. Any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of our customers, and any such shutdown that is due to causes that are within our control could expose us to material claims of compensation. Where a customer halts production because of another supplier failing to deliver on time, it is unlikely we will be fully compensated, if at all.
Adverse developments affecting one or more of our suppliers could harm our profitability.
Any significant disruption in our supplier relationships, particularly relationships with sole-source suppliers, could harm our profitability. Furthermore, some of our suppliers may not be able to handle commodity cost volatility and/or sharply changing volumes while still performing as we expect. To the extent our suppliers experience supply disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we try to make contingency plans for such risks.
The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could adversely affect our financial performance.
Although we receive purchase orders from our customers, these purchase orders generally provide for the supply of a customer’s requirements for a particular vehicle model and assembly plant, rather than for the purchase of a specific quantity of products. The loss of business with respect to, or the lack of commercial success of, a vehicle model for which we are a significant supplier could reduce our sales and thereby adversely affect our financial condition, operating results and cash flows.
We operate in the highly competitive automotive supply industry.
The global automotive component supply industry for both OEM and aftermarket components is highly competitive. Competition is based primarily on product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, overall customer service and, in certain aftermarket product segments, brand recognition and perception. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the geographic markets in which we compete has attracted, and may continue to attract, new entrants, particularly in countries such as China or in areas of evolving vehicle technologies such as GDi systems. Additionally, consolidation in the automotive industry may lead to decreased product purchases from us. As a result, our sales levels and margins could be adversely affected by pricing pressures from OEMs and pricing actions of competitors. These factors led to selective resourcing of business to competitors in the past and may also do so in the future. In addition, any of our competitors may foresee the course of market development more accurately than us, develop products that are superior to our products, have the ability to produce similar products at a lower cost than us, adapt more quickly than us to new technologies or evolving customer requirements or develop or introduce new products or solutions before we do. As a result, our products may not be able to compete successfully with their products. There has also been a recent increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long term reduction in the number of vehicles per capita. These trends may adversely affect our sales as well as the profit margins on our products. If we do not continue to innovate to develop or acquire new and compelling products that capitalize upon new technologies, this could have a material adverse impact on our results of operations.
Increases in costs of the materials and other supplies that we use in our products may have a negative impact on our business.
Significant changes in the markets where we purchase materials, components and supplies for the production of our products may adversely affect our profitability, particularly in the event of significant increases in demand where there is not a corresponding increase in supply, inflation or other pricing increases. In recent periods there have been significant fluctuations in the global prices of petroleum-based resin products, and fuel charges, which have had and may continue to have an unfavorable impact on our business, results of operations or financial condition. Continuing volatility may have adverse effects on our business, results of operations or financial condition. We will continue efforts to pass some supply and material cost increases onto our customers, although competitive and market pressures have limited our ability to do that, and may prevent us from doing so in the future, because our customers are generally not obligated to accept price increases that we may desire to pass along to them. Even where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. The inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability. We expect to be continually challenged as demand for our principal raw materials and other supplies is significantly impacted by demand in emerging markets, particularly in China. We cannot provide assurance that fluctuations in commodity prices will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
We may encounter manufacturing challenges.
The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and acquisitions of or consolidations among customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity.
We rely on third-party suppliers for the components used in our products, and we rely on third-party manufacturers to manufacture certain of our assemblies and finished products. Our results of operations, financial condition and cash flows could be adversely affected if our third party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders, sales and profits could decline, and our commercial reputation could be damaged.
From time to time, we have underutilized our manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. If we are unable to improve utilization levels for these manufacturing lines and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. In addition, some of our manufacturing lines are located in China or other foreign countries that are subject to a number of additional risks and uncertainties, including increasing labor costs, which may result from market demand or other factors, and political, social and economic instability.
We may not be able to respond quickly enough to changes in regulations, technology and technological risks, and to develop our intellectual property into commercially viable products.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, our products and technologies are designed to assist our OEM customers’ needs to improve fuel economy and reduce vehicle emissions, in part to meet increasingly stringent regulatory requirements in various markets. However, if such efficiency standards are relaxed or eliminated, there could be reduced demand for our products that are focused on meeting these requirements, which could adversely affect our financial performance.
We cannot provide assurance that certain of our products will not become obsolete or that we will be able to achieve the technological advances that may be necessary for us to remain competitive and maintain or increase our revenues in the future. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development or production and failure of products to operate properly. The pace of our development and introduction of new and improved products depends on our ability to implement successfully improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment. Any capital expenditure cuts in these areas that we may determine to implement in the future to reduce costs and conserve cash could reduce our ability to develop and implement improved technological innovations, which may materially reduce demand for our products.
To compete effectively in the automotive supply industry, we must be able to launch new products to meet changing consumer preferences and our customers’ demand in a timely and cost-effective manner. Our ability to respond to competitive pressures and react quickly to other major changes in the marketplace, including the potential introduction of disruptive technologies such as autonomous driving solutions, increased gasoline prices, or consumer desire for and availability of vehicles which use alternative fuels is also a risk to our future financial performance.
We cannot provide assurance that we will be able to install and certify the equipment needed to produce products for new product programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our facilities. Development and manufacturing schedules are difficult to predict, and we cannot provide assurance that our customers will execute on schedule the launch of their new product programs, for which we might supply products. Our failure to successfully launch new products, or a failure by our customers to successfully launch new programs, could adversely affect our results.
Changes in factors that impact the determination of our pension liabilities may adversely affect us.
Certain of our subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded plans are located in Mexico and the United Kingdom and were underfunded by $480 million as of December 31, 2017. The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $530 million, all of which was included in long-term liabilities. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our results of operations and financial condition.
We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets.
We have taken, are taking, and may take future restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions or any further restructuring actions may have a material adverse effect on our results of operations and financial condition. We cannot assure that any current or future restructuring will be completed as planned or achieve the desired results.
Additionally, from time to time in the past, we have recorded asset impairment losses relating to specific plants and operations. Generally, we record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. We cannot ensure that we will not incur such charges in the future as changes in economic or operating conditions impacting the estimates and assumptions could result in additional impairment.
Employee strikes and labor-related disruptions involving us or one or more of our customers or suppliers may adversely affect our operations.
Our business is labor-intensive and utilizes a number of work councils and other represented employees. A strike or other form of significant work disruption by our employees would likely have an adverse effect on our ability to operate our business. A labor dispute involving us or one or more of our customers or suppliers or that could otherwise affect our operations could reduce our sales and harm our profitability. A labor dispute involving another supplier to our customers that results in a slowdown or a closure of our customers’ assembly plants where our products are included in the assembled parts or vehicles could also adversely affect our business and harm our profitability. In addition, our inability or the inability of any of our customers, our suppliers or our customers’ suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce our sales and harm our profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect our business and harm our profitability.
We may lose or fail to attract and retain key salaried employees and management personnel.
An important aspect of our competitiveness is our ability to attract and retain key salaried employees and management personnel. Our ability to do so is influenced by a variety of factors, including the compensation we award and the competitive market position of our overall compensation package. We may not be as successful as competitors at recruiting, assimilating and retaining highly skilled personnel. The loss of the services of any member of senior management or a key salaried employee could have an adverse effect on our business.
Because some of our officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors and officers.
Some of our officers and directors live outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors, or obtain judgments against them outside of the U.S. that are based on the civil liability provisions of the federal or state securities laws of the U.S. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

We are exposed to foreign currency fluctuations as a result of our substantial global operations, which may affect our financial results.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 72% of our net revenue for the year ended December 31, 2017 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi), British Pound and Brazilian Real, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our results of operations. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
Historically, we have reduced our exposure by aligning our costs in the same currency as our revenues or, if that is impracticable, through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. However, any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective.
In addition, we have significant business in Europe and transact much of this business in the Euro currency, including sales and purchase contracts. Although not as prevalent currently, concerns over the stability of the Euro currency and the economic outlook for many European countries, including those that do not use the Euro as their currency, persist. Given the broad range of possible outcomes, it is difficult to fully assess the implications on our business. Some of the potential outcomes could significantly impact our operations. In the event of a country redenominating its currency away from the Euro, the potential impact could be material to operations. We cannot provide assurance that fluctuations in currency exposures will not have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.
We face risks associated with doing business in non-U.S. jurisdictions.
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe and South America. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2017, approximately 72% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic, political and labor conditions;

•
unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	expropriation and nationalization;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	reduced intellectual property protection;

•	limitations on repatriation of earnings;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions;

•	violence and civil unrest in local countries; and

•
compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.

Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural or nuclear disasters. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.
Existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results.

Increasing our manufacturing footprint in Asian markets, including China, and our business relationships with Asian automotive manufacturers are important elements of our long term strategy. In addition, our strategy includes increasing revenue and expanding our manufacturing footprint in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.
The results of the referendum on the United Kingdom’s membership in the European Union may adversely affect global economic conditions, financial markets and our business and profitability.
The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”, which resulted in increased market volatility and currency exchange rate fluctuations. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The taxation policies of the U.K. and the E.U. nations in which we conduct business may also change as a result of Brexit, which could adversely impact our tax positions.
Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 15% of our annual net sales are generated in the U.K., and approximately 10% are denominated in British pounds.
If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
We expect to pursue business ventures, acquisitions, and strategic alliances that leverage our capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
We depend on information technology to conduct our business. Any significant disruption could impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology and telecommunications systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Our systems, as well as those of our customers, suppliers, partners, and service providers, are susceptible to interruptions (including those caused by systems failures, cyber attack, malicious computer software (malware), and other natural or man-made incidents or disasters), which may be prolonged. We are also susceptible to security breaches that may go undetected. Although we have taken precautions to mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. An incident that results in a wider or sustained disruption to our business could have a material adverse effect on our business, financial condition and results of operations.
Challenges in the commercial and credit environment may materially adversely affect our access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if other significantly unfavorable changes in economic conditions occur. Volatility in the global financial markets could increase borrowing costs or affect our ability to gain access to the capital markets, all of which could have a material adverse effect on our financial position and financial results.

We have incurred debt obligations that could adversely affect our business and our ability to meet our obligations and pay dividends.
In connection with the Separation, we incurred $1,550 million in principal amount of additional indebtedness. We may also incur additional indebtedness in the future. This significant amount of debt could have important, adverse consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments;

•	making it more difficult to satisfy other obligations;

•	increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and

•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase or redeem ordinary shares.
To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
Risks Related to Legal, Regulatory, Tax and Accounting Matters
We may incur material losses and costs as a result of warranty claims, product recalls, product liability and intellectual property infringement actions that may be brought against us.
We face an inherent business risk of exposure to warranty claims and product liability in the event that our products fail to perform as expected and, in the case of product liability, such failure of our products results in bodily injury and/or property damage. The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause us to:

•	lose net revenue;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	experience increased product returns or discounts; or

•	damage our reputation,
all of which could negatively affect our financial condition and results of operations.
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may have a material adverse effect on our business. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.

In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. We cannot assure that we will not experience any material warranty, product liability or intellectual property claim losses in the future or that we will not incur significant costs to defend such claims.
We may be adversely affected by laws or regulations, including environmental regulation, litigation or other liabilities.
We are subject to various U.S. federal, state and local, and non-U.S., laws and regulations, including those related to environmental, health and safety, financial and other matters.
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
We are subject to regulation governing, among other things:

•	the generation, storage, handling, use, transportation, presence of, or exposure to hazardous materials;

•	the emission and discharge of hazardous materials into the ground, air or water;

•	the incorporation of certain chemical substances into our products, including electronic equipment; and

•	the health and safety of our employees.
We are also required to obtain permits from governmental authorities for certain operations. There is no assurance that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage.
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. While we have environmental reserves of approximately $4 million at December 31, 2017 for the cleanup of presently-known environmental contamination conditions, it cannot be guaranteed that actual costs will not significantly exceed these reserves. We also could be named a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws, we cannot assure that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. For example, adoption of greenhouse gas rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy.
We may identify the need for additional environmental remediation or demolition obligations relating to facility divestiture, closure and decommissioning activities.
As we sell, close and/or demolish facilities around the world, environmental investigations and assessments will continue to be performed. We may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or additional costs related to demolition or decommissioning, such as abatement of asbestos containing materials or removal of polychlorinated biphenyls or storage tanks. Such costs could exceed our reserves.
We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and consolidated financial position.
We are involved in legal proceedings including lawsuits, arbitrations and investigations and commercial or contractual disputes that, from time to time, are significant. These are typically claims and proceedings that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; employment matters; and legal compliance matters.

In addition, we conduct business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws as well as a variety of state and local laws. While we believe we comply with such laws, they are complex, subject to varying interpretations, and we are often engaged in litigation regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims relate to commercial and labor litigation with private parties in Brazil. As of December 31, 2017, claims totaling approximately $20 million (using December 31, 2017 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of December 31, 2017, we maintained reserves for these asserted claims of approximately $5 million (using December 31, 2017 foreign currency rates).
While we believe our reserves are adequate, the final amounts required to resolve these matters could differ materially from our recorded estimates and our results of operations could be materially affected.
Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.
We own significant intellectual property, including a large number of patents and tradenames, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. Developments or assertions by or against us relating to intellectual property rights could negatively impact our business. Significant technological developments by others also could materially and adversely affect our business and results of operations and financial condition.
Taxing authorities could challenge our historical and future tax positions.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates or regimes applicable to us in such jurisdictions are otherwise increased.
The amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. In particular, we will seek to organize and operate ourselves in such a way that we are and remain tax resident in the United Kingdom. Additionally, in determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. While we believe that we have complied with all applicable tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may result in a material adverse effect on our results of operations and financial condition.
There could be significant liability if the Separation fails to qualify as a tax-free transaction for U.S. federal income tax purposes.
In connection with the distribution of 100% of our ordinary shares to the Aptiv shareholders, Aptiv received an opinion of Latham & Watkins LLP, tax counsel to Aptiv, substantially to the effect that, for U.S. federal income tax purposes, the distribution qualifies as a distribution under Section 355(a) of the Code, subject to certain qualifications and limitations. Based on this tax treatment, for U.S. federal income tax purposes, except with respect to cash received in lieu of a fractional Delphi Technologies ordinary share, no gain or loss was recognized by Aptiv’s shareholders and no amount was included in their income, upon the receipt of Delphi Technologies ordinary shares in the distribution. The opinion was be based on and relied on, among other things, certain facts, assumptions, representations and undertakings from Aptiv and Delphi Technologies, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, Aptiv may not be able to rely on the opinion, and Aptiv’s shareholders could be subject to significant U.S. federal income tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that the distribution is taxable to Aptiv’s shareholders if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.
In addition, Aptiv expects that restructuring transactions undertaken in connection with the distribution will be taxed in a certain manner. If, contrary to Aptiv’s expectations, such transactions are taxed in a different manner, Aptiv and/or Delphi Technologies may incur additional tax liabilities which may be substantial. If Delphi Technologies is required to pay any such liabilities, the payments could materially adversely affect Delphi Technologies’ financial position.
Under the tax matters agreement between Aptiv and us, we are required to indemnify Aptiv against taxes incurred by Aptiv that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a distribution under Section 355(a) of the Code, or that result in certain restructuring transactions in connection with the distribution failing to meet the requirements for tax-free treatment for U.S. federal income tax purposes.

Delphi Technologies may not be able to engage in desirable strategic or capital raising transactions as a stand-alone company.
Aptiv and Delphi Technologies have engaged in various restructuring transactions in connection with the Separation. To preserve the tax-free treatment of certain such restructuring transactions for U.S. federal income tax purposes, for the two-year period following the Separation, under the tax matters agreement that Delphi Technologies has entered into with Aptiv, Delphi Technologies may be prohibited, except in specific circumstances, from (i) entering into any transaction pursuant to which all or a portion of the Delphi Technologies ordinary shares would be acquired, whether by merger or otherwise, (ii) ceasing to actively conduct certain of its businesses or (iii) taking or failing to take any other action that would prevent certain of such restructuring transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit for a period of time Delphi Technologies’ ability to pursue certain strategic transactions or other transactions that Delphi Technologies may believe to be in the best interests of its shareholders or that might increase the value of its business.
Risks Related to the Separation
Our historical financial information may not be representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The historical information about Delphi Technologies in this Annual Report on Form 10-K refers to Delphi Technologies’ businesses as operated by and integrated with Aptiv. Our historical financial information included in this Annual Report on Form 10-K prior to the completion of the Separation is derived from the consolidated financial statements and accounting records of Aptiv. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Delphi Technologies would have achieved as a separate, publicly traded company during the periods presented or those that Delphi Technologies will achieve in the future primarily as a result of the factors described below:

•
prior to the Separation, Delphi Technologies’ businesses were operated by Aptiv as part of its broader corporate organization, rather than as an independent company. Aptiv or one of its affiliates performed various corporate functions for Delphi Technologies such as treasury, accounting, auditing, human resources, senior management, corporate affairs and finance. Our historical financial results reflect allocations of corporate expenses from Aptiv for such functions, and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. As a result of the Separation, we are responsible for the costs related to such functions previously performed by Aptiv. Aptiv is providing some of these functions to us pursuant to a transition services agreement. We will need to make investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which we no longer have access to as a result of the Separation from Aptiv. These initiatives to develop our independent ability to operate without access to Aptiv’s existing operational and administrative infrastructure will have a cost to implement. We may not be able to operate our business efficiently or at comparable costs, and our profitability may decline;

•
prior to the Separation, Delphi Technologies’ businesses were integrated with the other businesses of Aptiv. Historically, we shared economies of scale in costs, employees, vendor relationships and customer relationships. Although we have entered into a transition services agreement with Aptiv for certain services, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with Aptiv and may result in us paying higher amounts than in the past for certain products and services. This could have an adverse effect on our results of operations and financial condition as an independent, publicly traded company;

•
generally, our working capital requirements and capital for our general corporate purposes, including investments and capital expenditures, were historically satisfied as part of Aptiv’s corporate cash management strategies and capital structure. As a result of the Separation, we may need to obtain additional financing from sources which may include banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements; and

•
our historical financial information does not reflect the debt or the associated interest expense that we have incurred as part of the Separation and distribution. As a result of the Separation, the cost of capital for our business will likely be higher than Aptiv’s cost of capital prior to the Separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Aptiv. For additional information about the historical financial performance of our businesses and the basis of presentation of the historical consolidated financial statements of our businesses, see Item 6, “Selected Financial Data,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

We may be unable to achieve some or all of the benefits that we expect to achieve from our Separation from Aptiv, and we may no longer enjoy certain benefits from Aptiv as an independent, publicly traded company.
Delphi Technologies may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (i) allowing Delphi Technologies to focus on its distinct product portfolios and unique opportunities for long-term growth and profitability; (ii) increased flexibility to pursue independent strategic and financial plans and strategic partnerships; and (iii) direct access by Delphi Technologies to the debt and equity capital markets.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	certain costs and liabilities that were otherwise less significant to Aptiv as a whole will be more significant for Delphi Technologies as a stand-alone company;

•
we have, and will continue to incur costs in connection with the transition to being a stand-alone public company, including accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring or reassigning personnel, costs related to establishing a brand identity in the marketplace and costs to separate information systems;

•	we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Aptiv; and

•	our businesses will be less diversified than Aptiv’s businesses prior to the Separation.
We incur increased costs and are subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, and related rules implemented by the Securities and Exchange Commission and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have and will increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions.
We have begun to install and implement our information technology infrastructure to support certain of our business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur temporary interruptions in business operations if we cannot fully transition effectively from Aptiv’s existing transactional and operational systems, data centers and the transition services that support these functions. We may not be successful in implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems and replace Aptiv’s information technology services, or our failure to implement the new systems and replace Aptiv’s services successfully, could disrupt our business and have a material adverse effect on our profitability. In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired.
Potential indemnification liabilities to Aptiv pursuant to the separation agreement could materially adversely affect Delphi Technologies.
The separation agreement with Aptiv provides for, among other things, the principal corporate transactions required to effect the Separation, certain conditions to the Separation and provisions governing the relationship between Delphi Technologies and Aptiv with respect to and resulting from the Separation. Among other things, the separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of Aptiv assumed by us pursuant to the separation agreement. We may be subject to substantial liabilities under these indemnifications.
We may have potential business conflicts of interest with Aptiv with respect to our past and ongoing relationships.
Conflicts of interest may arise between Aptiv and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our Separation from Aptiv;

•	intellectual property matters;

•	employee recruiting and retention; and

•	business combinations involving our company.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Aptiv.
Because of their current or former positions with Aptiv, certain of our executive officers and directors own equity interests in Aptiv. Continuing ownership of Aptiv ordinary shares and equity awards could create, or appear to create, potential conflicts of interest if Delphi Technologies faces decisions that could have implications for both Delphi Technologies and Aptiv.
We or Aptiv may fail to perform under various agreements that were executed as part of the Separation or we may fail to have the necessary systems and services in place when certain of the transaction agreements expire.
The Separation agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services for a period of time after the Separation. We are relying on Aptiv to satisfy its performance and payment obligations under these agreements. If Aptiv is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Aptiv currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from Aptiv’s systems to ours.
Risks Related to Delphi Technologies’ Ordinary Shares
Our share price may fluctuate significantly.
We cannot predict the prices at which shares of Delphi Technologies ordinary shares may trade. The market price of our ordinary shares may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in its industry;

•	the failure of securities analysts to cover our ordinary shares as a stand-alone company;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimated by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	changes to the regulatory and legal environment in which we operate;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our ordinary shares.
Provisions of our Articles of Association could delay or prevent a takeover of us by a third party.
Our Articles of Association could delay, defer or prevent a third party from acquiring us, despite any possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our Articles of Association will:

•	permit our board of directors to issue one or more series of preferred shares with rights and preferences designated by our board;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	limit the ability of shareholders to remove directors without cause; and

•	require that all vacancies on our board of directors be filled by our directors.
These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES
As of December 31, 2017, we owned or leased 20 major manufacturing sites and 12 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller sales offices, warehouses, joint ventures and other investments strategically located throughout the world. We have a presence in 24 countries. The following table shows the regional distribution of the Company’s major manufacturing sites and major technical centers, which are primarily dedicated to the Powertrain Systems operating segment:

	North America	Europe, Middle East & Africa	Asia Pacific	South America	Total
Manufacturing facilities	5	8	6	1	20
Technical centers	4	4	4	—	12

Of our 20 major manufacturing sites and 12 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 24 are primarily owned and 8 are primarily leased.

In addition, as part of the Separation we entered into Contract Manufacturing Services Agreements, as further described in Item 7. Management’s Discussion and Analysis, pursuant to which the Former Parent will manufacture certain components for us at four facilities that were previously shared.

We frequently review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and controlling operating expenses. We believe our evolving portfolio will meet current and anticipated future needs.

We have established a worldwide design and manufacturing footprint with a regional service model that enables us to efficiently and effectively serve our global customers from best cost countries. This regional model is structured primarily to service the North American market from Mexico, the South American market from Brazil, the European market from Eastern Europe, and the Asia Pacific market from China. Our global scale and regional service model enables us to engineer globally and execute regionally to serve the largest OEMs, which are seeking suppliers that can serve them on a worldwide basis. Our footprint also enables us to adapt to the regional design variations the global OEMs require and serve the emerging market OEMs.

ITEM 3. LEGAL PROCEEDINGS
The Company is, from time to time, subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters and employment-related matters. It is the opinion of Delphi Technologies that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Delphi Technologies. With respect to product warranty matters, although Delphi Technologies cannot ensure that the future costs of warranty claims by customers will not be material, Delphi Technologies believes its established reserves are adequate to cover potential warranty settlements. However, the final amounts required to resolve these matters could differ materially from our recorded estimates.
Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi Technologies believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2017, claims totaling approximately $20 million (using December 31, 2017 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of December 31, 2017, the Company maintains accruals for these asserted claims of approximately $5 million (using December 31, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $15 million.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since December 5, 2017, when our ordinary shares were listed and began “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “DLPH.” For the period of December 5, 2017 through December 31, 2017, the high and low sales price per share of our ordinary shares, as reported by the NYSE, was $56.50 and $49.00, respectively. As of February 15, 2018, there was one shareholder of record of our ordinary shares.
Dividends
The Company did not declare any cash dividends for the period of December 5, 2017 through December 31, 2017. However, in January 2018, the Board of Directors declared a quarterly cash dividend of $0.17 per ordinary share, payable on February 14, 2018 to shareholders of record at the close of business on February 6, 2018.
Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans as of December 31, 2017. The features of these plans are discussed further in Note 19. Share-Based Compensation to the consolidated financial statements included herein.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	862,832	(1)	$—	(2)	6,637,168	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	862,832		—		6,637,168

(1)
Includes (a) 47,901 outstanding restricted stock units granted to our Board of Directors and (b) 814,931 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Technologies PLC Long-Term Incentive Plan (the "PLC LTIP"). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected historical financial data as of December 31, 2014 and 2013 and for the year ended December 31, 2013 are derived from our unaudited combined financial statements that are not included in this Annual Report. The unaudited combined financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting of only ordinary recurring adjustments, necessary for a fair presentation of the data set forth.

Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from Delphi Automotive PLC’s consolidated financial statements and accounting records as if the former Powertrain Systems segment, which historically included Delphi Technologies Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. The historical results do not necessarily indicate the results expected for any future period.

The Company’s historical financial statements for periods prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, certain pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to December 4, 2017 may not be indicative of the results of operations or financial position that would have been achieved if Delphi Technologies had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to December 4, 2017. Refer to "Basis of Historical Presentation" included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	Year Ended December 31,
	2017	2016	2015	2014	2013 (unaudited)
	(dollars and shares in millions, except per share data)
Statement of operations data:
Net sales	$4,849	$4,486	$4,407	$4,540	$4,398
Operating income	446	320	403	442	378
Net income	319	268	306	342	278
Net income attributable to noncontrolling interest	34	32	34	36	31
Net income attributable to Delphi Technologies	$285	$236	$272	$306	$247

Net income per share data (1):
Basic	$3.22	$2.66	$3.07	$3.45	$2.79
Diluted	$3.21	$2.66	$3.07	$3.45	$2.79

Other financial data:
Adjusted operating income (2)	$637	$512	$526	$494	$432
Adjusted operating income margin (3)	13.1%	11.4%	11.9%	10.9%	9.8%

	As of December 31,
	2017	2016	2015	2014 (unaudited)	2013 (unaudited)
	(in millions)
Balance sheet data:
Total assets	$3,793	$2,899	$3,001	$3,141	$3,205
Long-term debt	$1,515	$6	$9	$14	$6

(1)	Net income per share for 2016, 2015, 2014 and 2013 were calculated using the number of shares that were distributed to Former Parent shareholders upon the Separation (88,613,262 shares).
(2)
Adjusted Operating Income represents net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. Adjusted Operating Income is presented as a supplemental measure of the Company’s financial performance which management believes is useful to investors in assessing the Company’s ongoing financial performance that, when reconciled to the corresponding U.S. GAAP measure, provides improved comparability between periods through the exclusion of certain items that management believes are not indicative of the Company’s core operating performance and which may obscure underlying business results and trends. Our management utilizes Adjusted Operating Income in its financial decision making process, to evaluate performance of the Company and for internal reporting, planning and forecasting purposes. Management also utilizes Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes to allocate resources to our segments, as management also believes this measure is most reflective of the operational profitability or loss of our operating segments. Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the Separation, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliation of Net income attributable to the Company to Adjusted Operating Income is as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
					(unaudited)
	(in millions)
Net income attributable to Delphi Technologies	$285	$236	$272	$306	$247
Net income attributable to noncontrolling interest	34	32	34	36	31
Net income	319	268	306	342	278
Equity (income) loss, net of tax	(5)	—	—	1	—
Income tax expense	106	50	92	97	96
Other expense (income), net	11	1	2	(2)	(1)
Interest expense	15	1	3	4	5
Operating income	446	320	403	442	378
Restructuring	98	161	112	52	54
Separation costs	81	—	—	—	—
Other acquisition and portfolio project costs	—	2	2	—	—
Asset impairments	12	29	9	—	—
Adjusted operating income	$637	$512	$526	$494	$432

(3)	Adjusted operating income margin is defined as adjusted operating income as a percentage of Net sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Technologies PLC (“Delphi Technologies”) for the three year period ended December 31, 2017. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in the following sections:

•	Separation from Delphi Automotive PLC

•	Basis of Historical Presentation

•	Executive Overview

•	Consolidated Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Significant Accounting Policies and Critical Accounting Estimates

•	Recently Issued Accounting Pronouncements
Within this MD&A, “Delphi Technologies,” the “Company,” “we,” “us” and “our” refer to Delphi Technologies PLC.
Separation from Delphi Automotive PLC
On December 4, 2017, Delphi Technologies became an independent publicly traded company as a result of the distribution by Delphi Automotive PLC (the “ Former Parent”) of 100% of the ordinary shares of Delphi Technologies PLC to Delphi Automotive PLC’s shareholders (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). The Company previously operated substantially as the Former Parent’s Powertrain Systems segment.

As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our relationship with the Former Parent following the Separation. These agreements provided for the allocation between Delphi Technologies and Aptiv of the Former Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Delphi Technologies and Aptiv after the Separation. Following is a description of the material terms of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation.
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth the agreements between Delphi Technologies and the Former Parent regarding the principal transactions required to effect our Separation from the Former Parent. This agreement also addressed certain relationships between us and Aptiv with respect to matters relating to the Separation. The Separation and Distribution Agreement identified the assets transferred, the liabilities assumed and the contracts assigned to us and which assets, liabilities and contracts were retained by the Former Parent as part of the Separation, and provides for when and how these transfers, assumptions and assignments occurred. In particular, the Separation and Distribution Agreement provided, among other things, that, subject to the terms and conditions contained therein, (i) substantially all of the assets related to the businesses and operations of the Former Parent’s Powertrain Systems segment were transferred to us or one of our subsidiaries, (ii) substantially all liabilities arising out of or resulting from such assets, and other liabilities related to the current or former business and operations of the Former Parent’s Powertrain Systems segment, will be retained by or transferred to us or one of our subsidiaries, (iii) the assets related to the original equipment service business conducted by the Former Parent’s Powertrain Systems segment prior to the Separation, to the extent related to the sale of products of other segments of the Former Parent to vehicle original equipment manufacturers or their affiliates, were retained by or transferred to the Former Parent or one of its subsidiaries, and (iv) all of the Former Parent’s other assets and liabilities were retained by or transferred to the Former Parent or one of its subsidiaries. The original equipment service business that was retained by the Former Parent following the Separation had net sales of approximately $75 million and corresponding costs of such sales of approximately $65 million for the period of January 1, 2017 through December 4, 2017.
Delphi Technologies was responsible for paying all costs and expenses incurred in connection with the Separation and distribution, whether incurred or payable prior to, on or after the Separation, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the Separation.

Transition Services Agreement
Delphi Technologies and the Former Parent entered into a Transition Services Agreement prior to the Separation pursuant to which Delphi Technologies and the Former Parent and each entity’s respective subsidiaries will provide to each other, on an interim, transitional basis, certain services, including, but not limited to, services related to information technology, engineering, accounting, administrative, payroll, human resources and facilities to provide temporary assistance while developing stand-alone systems and processes. The charges for the transition services generally are intended to allow the transition services provider to fully recover the costs associated with providing the services plus a percentage of such costs and expenses. The Transition Services Agreement will terminate no later than 24 months after the distribution date, although most services will terminate earlier. The transition services recipient can generally terminate particular services prior to the scheduled expiration date for such service on 45 days’ prior written notice. Due to interdependencies between services, certain services may be extended or terminated early only if other services are likewise extended or terminated. Based on the terms and pricing, the increase in costs to be incurred by Delphi Technologies for the services to be provided by the Former Parent under the Transition Services Agreement, as compared to the amounts recorded in the historical consolidated financial statements, is expected to be approximately $10 million annually. No amounts were paid to the Former Parent pursuant to the Transition Services Agreement during the year ended December 31, 2017.
Pursuant to the Transition Services Agreement, we rely on financial, administrative and other resources of our Former Parent to operate our business, including information technology systems. In conjunction with the Separation, we will need to create our own financial, administrative and other support systems or contract with third parties to replace the Former Parent’s systems. We expect the cost of creating this infrastructure to be approximately $140 million, which includes approximately $60 million in capital expenditures in 2018.

Contract Manufacturing Service Agreements
Delphi Technologies and the Former Parent entered into Contract Manufacturing Service Agreements pursuant to which the Former Parent will manufacture for Delphi Technologies certain electronic components that were previously manufactured at facilities that Delphi Technologies shared with the Former Parent. Delphi Technologies will purchase and consign to the Former Parent raw materials and components that the Former Parent will use to manufacture those products and Delphi Technologies will also own certain of the equipment the Former Parent uses to produce those products. The Former Parent will charge us a fee for its manufacturing services based on its costs and expenses plus a percentage of such costs. The Former Parent’s services under the contract manufacturing service agreements will generally expire when we relocate manufacturing of our products. The Contract Manufacturing Service Agreements are expected to expire within four years. Based on currently expected volumes and pricing, the increase in costs to be incurred by Delphi Technologies for the components to be provided by the Former Parent under such contract manufacturing services agreements, as compared to the amounts recorded in the historical consolidated financial statements, is expected to be approximately $10 million annually.
Tax Matters Agreement
The Tax Matters Agreement generally governs our and the Former Parent’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, the Former Parent is liable for all pre-distribution U.S. federal income taxes, foreign income taxes and certain non-income taxes attributable to our business required to be reported on consolidated, unitary or similar returns that include one or more members of the Aptiv PLC group and one or more members of our group. Delphi Technologies is generally liable for all other taxes attributable to our business. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Separation, requiring that $180 million was paid to the Former Parent pursuant to the Tax Matters Agreement with respect to taxes incurred in connection with transactions comprising the Separation. As a general matter, any tax due on the movement of assets or people into Delphi Technologies was allocated and paid by Delphi Technologies. The Tax Matters Agreement also restricts our ability to take certain actions that could result in certain of the restructuring transactions undertaken in connection with the Separation failing to qualify as transactions that are generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended.
Employee Matters Agreement
Delphi Technologies and the Former Parent entered into the Employee Matters Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation, benefits plans and programs and other related matters.
The Employee Matters Agreement governs the Former Parent’s and Delphi Technologies’ compensation and employee benefit obligations with respect to the current and former employees and, with respect to equity award matters, non-employee directors of each company. The Employee Matters Agreement provides that, in general, and subject to certain exceptions specified in the Employee Matters Agreement, the Former Parent will be responsible for liabilities associated with its employees and former employees whose last employment was not with our business, and we will be responsible for liabilities associated with our employees and former employees whose last employment was with our business.
In general, our employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by the Former Parent. Generally and subject to certain exceptions, we have and will create compensation and benefit plans that mirror the terms of corresponding compensation and benefit plans, and we will credit each of our employees with his or her service with the Former Parent prior to the Separation under our benefit plans to the same extent such service was recognized by the Former Parent and so long as such crediting does not result in a duplication of benefits.
With respect to Delphi Automotive PLC restricted stock units (“RSUs”) held by Delphi Technologies employees and the Former Parent’s non-employee directors, who became our non-employee directors, that were outstanding as of the Separation and for which the underlying security was Delphi Automotive PLC ordinary shares, each such outstanding Delphi Automotive PLC RSU was equitably adjusted and converted into an award with respect to Delphi Technologies ordinary shares in a manner intended to preserve the approximate intrinsic value of the equity award from directly before to directly after the Separation. Pursuant to the terms of the Employee Matters Agreement and the applicable Aptiv equity compensation plans, the performance achievement with respect to performance-based RSUs has been equitably adjusted in connection with the Separation.
Basis of Historical Presentation
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from the Former Parent’s consolidated financial statements and accounting records as if the former Powertrain Systems segment, which historically included Delphi Technologies Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. Accordingly, for periods prior to December 4, 2017, our financial statements are presented on a combined basis and for the periods subsequent to December 4, 2017, our financial statements are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Company’s historical financial statements for periods prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented.
Prior to December 4, 2017, all intercompany transactions between the Company and the Former Parent were considered to be effectively settled in the historical financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheets as Former Parent’s net investment in Delphi Technologies. As of December 31, 2017, outstanding transactions between Delphi Technologies and the Former Parent were reflected in the consolidated balance sheet outside of Former Parent’s net investment. Related party allocations prior to the Separation are further described in Note 3. Related Party Transactions to the consolidated financial statements.
For periods prior to December 4, 2017, the consolidated financial statements principally represent the historical results of operations and assets and liabilities of the Former Parent’s Powertrain Systems segment. They may not be indicative of Delphi Technologies’ future performance and do not necessarily reflect what Delphi Technologies’ consolidated results of operations, financial condition and cash flows would have been had Delphi Technologies operated as a separate, publicly traded company during the periods presented.

Executive Overview
Our Business
Delphi Technologies is a leader in the development, design and manufacture of integrated powertrain technologies that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance and support increasing electrification of vehicles. We are a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. Additionally, we offer a wide range of aftermarket products serving a global customer base.
Our product offerings include, advanced gas and diesel fuel injection systems (“FIS”), actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our ability to meet regulatory requirements for reduced emissions and increased fuel economy, as well as to provide additional power to support consumer-driven demand for more in-vehicle electronics, will allow us to realize revenue growth in excess of vehicle production growth.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger, cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Company’s Delphi Technologies Aftermarket segment also manufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions through vehicles’ lives.
Business Strategy
We believe the Company is well-positioned to benefit from increasing global vehicle production and has an established product portfolio sold to a diverse base of OEM and aftermarket customers.
Our achievements in 2017 included the following:

•	Generating gross bookings of $7.1 billion, based upon expected volumes and pricing;

•	Generating $389 million of cash from operations and net income of $285 million;

•	Continuing our focus on diversifying our geographic and customer mix, resulting in:

◦	42% of our net sales generated in Europe, the Middle East and Africa (“EMEA”), 28% from North America, and 27% from Asia Pacific; and

◦
62% of our net sales to light vehicle OEM customers (within the Powertrain Systems segment), 19% to commercial vehicle OEM customers (within the Powertrain Systems segment) and 19% to aftermarket customers;

•
Successfully issuing $800 million in aggregate principal amount of 5.00% senior unsecured notes and entering into a credit agreement consisting of a senior secured five-year $750 million term loan facility and a $500 million five-year senior secured revolving credit facility.

Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver strong revenue and margin expansion and earnings and cash flow growth. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges. Leveraging the breadth and depth of our engineering capabilities, we believe we have strong positions in fuel injectors, fuel pumps, variable valve timing and variable valve actuation. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see above market growth driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products helps customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance.

•
Focused Regional Strategies To Best Serve Our Customers’ Needs. The combination of our global operating capabilities and our portfolio of advanced technologies help us serve our global customers’ local needs. We have a presence in all major global regions and have positioned ourselves as a leading supplier of advanced vehicle propulsion technologies, including electrification, that are tailored to satisfy our customers’ needs in each region. We believe our focus on providing customer solutions to meet increasingly stringent emissions and fuel efficiency regulations will collectively drive greater demand for our products and enable us to experience above-market growth.

•
Continue to Enhance Aftermarket Position. Globally, we plan to gain scale by focusing on higher value, faster growing product lines such as electronics, and services, which include diagnostics and remanufacturing. We also seek to accelerate growth by leveraging our regional product program strengths to expand our portfolio across regions. In addition, we expect to benefit from aftermarket growth in key markets around the world, including China.

•
Leverage Our Lean and Flexible Cost Structure to Deliver Strong Earnings and Cash Flow Growth. We recognize the importance of maintaining a lean and flexible business model in order to deliver earnings and cash flow growth. We intend to improve our cost competitiveness by leveraging our enterprise operating system, continuously increasing operational efficiency, maximizing manufacturing output and rotating our facilities to best-cost countries. We have ongoing processes and resources dedicated to further improvement of our operations and we expect to use our cash flow to reinvest in our business to drive growth.

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) increased 3% from 2016 to 2017, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. However, after several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease year-over-year in North American production in 2017.
Economic volatility or weakness in North America, Europe or China, or continued weakness in South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars) or reductions in industrial production and the corresponding level of freight tonnage being transported. While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Approximately 15% of our annual net sales are generated in the U.K., and approximately 10% are denominated in British pounds.
Key growth markets. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets have resulted and are expected to result in stronger growth rates in these markets over the long-term. We believe our strong global presence, and presence in these markets, has positioned us to experience above-market growth rates over the long-term. We continue to expand our established presence in key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We believe that increasing regulation in these markets related to emissions control and fuel efficiency will enable us to experience above-market growth as a result of increased demand for our products focused on meeting these regulations. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue increasing our presence in these markets. We believe that our presence in best-cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.

We have a strong local presence in China, including a major manufacturing base and well-established customer relationships, which we believe has positioned us to continue being a leading supplier of advanced engine technologies in this market. Our business in China is sensitive to economic and market conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long-term growth potential in this market based on increasing long-term automotive and vehicle content demand.
Technologically advanced product portfolio. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations related to fuel efficiency and emissions control on a global basis, and to provide additional power to support consumer-driven demand for more in-vehicle electronics. Leveraging the breadth and depth of our engineering capabilities, we have strong positions in FIS technologies. Our injector portfolio maximizes engine uptime and reliability which is especially important for large, long-life commercial vehicle applications. Additionally, we expect continued growth in key technologies such as GDi, variable valve timing, variable valve actuation and power electronics to meet increasing consumer demand for greater performance and power needs. We are focused on providing technologies and solutions which we believe will result in growth rates in excess of vehicle production growth.
Global capabilities with focused regional strategies. Many OEMs are continuing to adopt global vehicle platforms to increase standardization, reduce per unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis, as well as the flexibility to adapt to regional variations. Suppliers with global scale and strong design, engineering and manufacturing capabilities, are best positioned to benefit from this trend. Our global manufacturing footprint enables us to serve our customers on a worldwide basis, with regional engineering teams that allow us to stay connected to local market requirements. This regional model principally services the North American market out of Mexico, the South American market out of Brazil, the European market out of Eastern Europe, and the Asia Pacific market out of China, and we have continued to rotate our manufacturing footprint to best-cost locations within these regions.
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. Existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results.
Product development. The automotive component supply industry is highly competitive, both domestically and internationally, and is characterized by rapidly changing technology, evolving industry standards and demand for improved vehicle performance and additional power needs. Our ability to anticipate changes in technology regulatory standards and to successfully develop and introduce new and enhanced products on a timely and cost competitive basis will be a significant factor in our ability to remain competitive. To compete effectively in the automotive supply industry, we must be able to develop new products that meet our customers’ demands in a timely manner. Our advanced technologies and robust global engineering and development capabilities have well positioned us to meet increasingly stringent vehicle manufacturer demands.
OEMs are increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a result, suppliers that sell vehicle components directly to manufacturers (Tier I suppliers) have assumed many of the design, engineering, research and development and assembly functions traditionally performed by vehicle manufacturers. Suppliers that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing.
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically advanced products that meet and exceed our customers’ demands for safety, durability and performance. We have a team of approximately 5,000 scientists, engineers and technicians across 12 major technical centers globally focused on innovating and developing market-relevant product solutions. We have invested approximately $600 million (which includes approximately $160 million of co-investment by customers and government agencies) annually in research and development, including engineering, to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, two-step variable valve actuation and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
In the past, suppliers often incurred the initial cost of engineering, designing and developing automotive component parts, and recovered their investments over time by including a cost recovery component in the price of each part based on expected volumes. Recently, we and many other suppliers have negotiated for cost recovery payments independent of volumes. This trend reduces our economic risk.
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient cost savings in the future to offset price reductions.
We maintain a low fixed cost structure which provides us with the flexibility to invest in new growth opportunities and remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 84% of our hourly workforce is located in best-cost countries. Furthermore, we have substantial operational flexibility by leveraging a large workforce of contract workers, which represented approximately 16% of the hourly workforce as of December 31, 2017. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes, and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2017 were $4.8 billion, an increase of 8% compared to 2016. This compares to total global OEM production increases of 3% in 2017. The increase in our total net sales is primarily attributable to continued increased volumes in the European and Asia Pacific regions. Our overall lean cost structure, along with above-market sales growth in Europe, Asia Pacific and South America, enabled us to improve gross margins in the year ended December 31, 2017 as compared to the prior year.
The increase in our total net sales of 2% during the year ended December 31, 2016 as compared to 2015 was primarily attributable to continued increased volumes in the North America and Asia Pacific regions, partially offset by contractual price reductions as well as unfavorable foreign currency impacts.
Delphi Technologies typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), fluctuations in foreign currency exchange rates (which we refer to as FX), contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions) and engineering changes. Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
We typically experience (as described below) fluctuations in operating income due to:

•	Volume, net of contractual price reductions—changes in volume offset by contractual price reductions (which typically range from 1% to 3% of net sales) and changes in mix;

•	Operational performance—changes to costs for materials and commodities or manufacturing variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
The automotive component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor which may place operational and profitability burdens on the entire supply chain. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. In addition, we expect commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs and negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts.
2017 versus 2016
The results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017		2016		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,849		$4,486		$363
Cost of sales	3,881		3,689		(192)
Gross margin	968	20.0%	797	17.8%	171
Selling, general and administrative	408		299		(109)
Amortization	16		17		1
Restructuring	98		161		63
Operating income	446		320		126
Interest expense	(15)		(1)		(14)
Other expense, net	(11)		(1)		(10)
Income before income taxes and equity income	420		318		102
Income tax expense	(106)		(50)		(56)
Income before equity income	314		268		46
Equity income, net of tax	5		—		5
Net income	319		268		51
Net income attributable to noncontrolling interest	34		32		2
Net income attributable to Delphi Technologies	$285		$236		$49
Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2017 versus December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Total net sales	$4,849	$4,486	$363	$354	$9	$—	$363
Total net sales for the year ended December 31, 2017 increased 8% compared to the year ended December 31, 2016. We experienced volume growth of 9% for the period, primarily as a result of increased sales in all regions, and favorable currency impacts, primarily related to the Euro. These increased volumes were partially offset by $52 million of contractual price reductions.

Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $192 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in the years ended December 31, 2017 and 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,881	$3,689	$(192)	$(317)	$7	$87	$31	$(192)
Gross margin	$968	$797	$171	$37	$16	$87	$31	$171
Percentage of net sales	20.0%	17.8%

(a)	Presented net of $52 million of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by impacts from currency exchange, improved operational performance and the following items reflected in Other above:

•
Decreased warranty costs of $15 million, primarily related to a $25 million settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment; and

•
In conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017, the Company entered into a commercial agreement for reimbursement of previously incurred development costs. As a result of this commercial agreement, the Company recorded a reduction of $13 million to cost of sales during the year ended December 31, 2017.

Selling, General and Administrative Expense

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$408	$299	$(109)
Percentage of net sales	8.4%	6.7%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. The increase in SG&A for the year ended December 31, 2017 as compared to 2016 is primarily due to $81 million of costs incurred related to the Separation.
Amortization

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Amortization	$16	$17	$1
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the year ended December 31, 2017 compared to 2016 reflects the continued amortization of our intangible assets.
In 2018, we expect to incur non-cash amortization charges of approximately $14 million.

Restructuring

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$98	$161	$63
Percentage of net sales	2.0%	3.6%
Restructuring charges recorded during the year ended December 31, 2017 were primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $98 million during the year ended December 31, 2017. The charges recorded during the year ended December 31, 2017 included $55 million of separation costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment and approximately $30 million related to other programs pursuant to the Company’s on-going European footprint rotation strategy. Charges for the program have been substantially completed, and cash payments for this plant closure are expected to be principally completed by 2020.
The Company recorded employee-related and other restructuring charges totaling approximately $161 million during the year ended December 31, 2016. These charges included $131 million for programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, associated with separation costs for approximately 500 employees. Charges for the program have been substantially completed, and cash payments for this plant closure were principally completed in 2017. Additionally, the Company recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. Delphi Technologies also recorded restructuring costs of $12 million in 2016 for programs implemented to reduce global overhead costs.
We expect to continue to incur additional restructuring expense in 2018, primarily related to programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and to reduce global overhead costs. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. The Company plans to implement additional restructuring activities in the future, if necessary, in order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the consolidated financial statements included herein for additional information.
Interest Expense

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Interest expense	$15	$1	$(14)

The increase in interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 reflects the interest related to the issuance of debt in connection with the Separation, consisting of a senior secured five-year $750 million term loan facility and $800 million of 5.00% senior secured notes.
Refer to Note 11. Debt to the consolidated financial statements included herein for additional information.

Other Expense, Net

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Other expense, net	$11	$1	$(10)
The increase in other expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans.
Refer to Note 18. Other expense, net to the consolidated financial statements included herein for additional information.
Income Taxes

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$106	$50	$(56)
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Prior to the Separation, our operating results were included in the Former Parent’s various consolidated U.S. federal and certain state income tax returns, or tax returns of non-U.S. entities. For periods prior to the Separation, the provision for income taxes and related balance sheet accounts of such entities have been prepared and presented in the consolidated financial statements based on a separate return basis.
The Company’s effective tax rate was impacted by the release of a valuation allowance in the United States in 2017, primarily due to changes in the underlying business operations, the enactment of a tax rate reduction in the United States in 2017, as well as the tax benefit recognized in the prior period due to the restructuring charges recorded in 2016, as more fully described in Note 10. Restructuring to the consolidated financial statements included herein.
The Company’s tax rate in 2017 was impacted by the enactment of the Tax Cuts and Jobs Act in the United States on December 22, 2017, which provides for a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment. As a result, the effective tax rate was impacted by an increased tax expense of approximately $7 million for the year ended December 31, 2017 due to the resultant impact on the net deferred tax asset balances. The Company was also impacted by the enactment of the French Finance (Budget) Law for 2018 (the “French Act”) which was enacted December 21, 2017, when it was definitively adopted by the French Parliament. The French Act provides for a maximum corporate rate of 33.33% in calendar year 2018, 31% in 2019, 28% in 2020, 26.5% in 2021 and 25% in 2022. As a result, deferred tax asset balance and associated valuation allowance balance in France were both reduced $17 million for the year ended December 31, 2017.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with the DC/DC converters and inverters.

•
Delphi Technologies Aftermarket, which sells aftermarket products to independent aftermarket and original equipment service customers. This segment also supplies a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

•	Eliminations and Other, which includes the elimination of inter-segment transactions.

Our management utilizes segment Adjusted Operating Income as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the Separation, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2017 and 2016 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$562	$75	$—	$637
Restructuring	(92)	(6)	—	(98)
Separation costs	(66)	(15)	—	(81)
Asset impairments	(12)	—	—	(12)
Operating income	$392	$54	$—	$446
Interest expense				(15)
Other expense, net				(11)
Income before income taxes and equity income				420
Income tax expense				(106)
Equity income, net of tax				5
Net income				319
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$285

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$418	$94	$—	$512
Restructuring	(151)	(10)	—	(161)
Other acquisition and portfolio project costs	—	(2)	—	(2)
Asset impairments	(28)	(1)	—	(29)
Operating income	$239	$81	$—	320
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				318
Income tax expense				(50)
Equity income, net of tax				—
Net income				268
Net income attributable to noncontrolling interest				32
Net income attributable to Delphi Technologies				$236

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2017 and 2016 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$4,222	$3,837	$385	$370	$15	$—	$385
Delphi Technologies Aftermarket	947	924	23	31	(8)	—	23
Eliminations and Other	(320)	(275)	(45)	(47)	2	—	(45)
Total	$4,849	$4,486	$363	$354	$9	$—	$363
Gross Margin Percentage by Segment

	Year Ended December 31,
	2017	2016
Powertrain Systems (1)	18.5%	15.8%
Delphi Technologies Aftermarket	19.6%	20.6%
Eliminations and Other	—%	—%
Total	20.0%	17.8%
(1) The year ended December 31, 2016 included asset impairment charges of $28 million within Powertrain Systems.

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$562	$418	$144	$57	$73	$14	$144
Delphi Technologies Aftermarket	75	94	(19)	(12)	14	(21)	(19)
Eliminations and Other	—	—	—	—	—	—	—
Total	$637	$512	$125	$45	$87	$(7)	$125
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2017 as compared to the year ended 2016 was impacted by volumes, contractual price reductions and operational performance improvements, partially offset by the following items included in Other in the table above:

•	$28 million of increased SG&A expense, excluding costs related to the Separation, during the year ended December 31, 2017, primarily for increased information technology costs;

•	Increased estimated cost accruals of $2 million at our Delphi Technologies Aftermarket segment related to certain Brazilian legal matters;

•
Adjusted for volume, Delphi Technologies Aftermarket incurred approximately $2 million of increased costs due to a strategic repositioning of its EMEA warehousing footprint to better serve and support its customer base; and

•	The absence of a $3 million gain on the sale of unutilized land during the year ended December 31, 2016; offset by

•
Decreased warranty costs of $15 million, primarily related to a $25 million settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment; and

•
In conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017, the Company entered into a commercial agreement for reimbursement of previously incurred development costs. As a result of this commercial agreement, the Company recorded a reduction of $13 million to cost of sales during the year ended December 31, 2017.

Consolidated Results of Operations
2016 versus 2015
The results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,486	$4,407	$79
Cost of sales	3,689	3,557	(132)
Gross margin	797	850	(53)
Selling, general and administrative	299	312	13
Amortization	17	23	6
Restructuring	161	112	(49)
Operating income	320	403	(83)
Interest expense	(1)	(3)	2
Other expense, net	(1)	(2)	1
Income before income taxes and equity income	318	398	(80)
Income tax expense	(50)	(92)	42
Income before equity income	268	306	(38)
Equity income, net of tax	—	—	—
Net income	268	306	(38)
Net income attributable to noncontrolling interest	32	34	(2)
Net income attributable to Delphi Technologies	$236	$272	$(36)

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2016 versus 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Total net sales	$4,486	$4,407	$79	$211	$(132)	$—	$79
Total net sales for the year ended December 31, 2016 increased 2% compared to the year ended December 31, 2015. We experienced volume growth of 6% for the period, primarily as a result of increased sales in North America and Asia Pacific. These increased volumes were partially offset by $63 million of contractual price reductions, as well as decreases due to unfavorable currency impacts, primarily related to the British Pound and Chinese Yuan Renminbi.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increase $132 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2016 and December 31, 2015.

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume (a)	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,689	$3,557	$(132)	$(252)	$77	$128	$(85)	$(132)
Gross margin	$797	$850	$(53)	$(41)	$(55)	$128	$(85)	$(53)
Percentage of net sales	17.8%	19.3%

(a)	Presented net of $63 million of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange. The increase in cost of sales is also attributable to the following items in Other above:

•
Increased warranty costs of $28 million; which includes $25 million pursuant to a settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment; and

•
$29 million of asset impairments recognized in 2016 due to declines in the fair values of certain fixed assets, as compared to $9 million recognized in 2015. The increase was primarily due to $25 million recognized in 2016 related to the closure of a European manufacturing site within the Powertrain Systems segment, as further described in Note 10. Restructuring to the consolidated financial statements included herein.

Selling, General and Administrative Expense

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$299	$312	$13
Percentage of net sales	6.7%	7.1%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. The reduction in SG&A for the year ended December 31, 2016 as compared to 2015 was primarily due to reduced expenses as a result of cost reduction initiatives, including our continuing rotation to best-cost manufacturing locations in Europe.

Amortization

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Amortization	$17	$23	$6
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The decrease in 2016 as compared to 2015 was due to certain Delphi Technologies Aftermarket customer relationship assets reaching the end of their amortizable lives during 2015.

Restructuring

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$161	$112	$(49)
Percentage of net sales	3.6%	2.5%

Restructuring charges recorded during 2016 were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs.
The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $161 million during the year ended December 31, 2016. These charges included $131 million for programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, associated with separation costs for approximately 500 employees. Charges for the program have been substantially completed, and cash payments for this plant closure were principally completed in 2017. Additionally, the Company recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. Delphi Technologies also recorded restructuring costs of $12 million in 2016 for programs implemented to reduce global overhead costs.
During the year ended December 31, 2015, Delphi Technologies recorded employee-related and other restructuring charges totaling approximately $112 million, primarily related to on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to best-cost locations within these regions. These charges included approximately $68 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site within the Powertrain Systems segment.
Refer to Note 10. Restructuring to the consolidated financial statements included herein for additional information.
Income Taxes

	Year Ended December 31,
	2016	2015	Favorable/ (unfavorable)
	(in millions)
Income tax expense	$50	$92	$42
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Prior to the Separation, our operating results were included in the Former Parent’s various consolidated U.S. federal and certain state income tax returns, or tax returns of non-U.S. entities. For periods prior to the Separation, the provision for income taxes and related balance sheet accounts of such entities have been prepared and presented in the consolidated financial statements based on a separate return basis.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business. These benefits were partially offset by $5 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions. Additionally, the Company’s tax rate was impacted by the enactment of the U.K. Finance (No. 2) Act 2016 on September 15, 2016, which provides for a reduction of the corporate income tax rate from 18% to 17% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the third quarter of 2016. As a result, the effective tax rate was impacted by an increased tax expense of approximately $4 million for the year ended December 31, 2016 due to the resultant impact on the net deferred tax asset balances.
The effective tax rate in the year ended December 31, 2015 was impacted by the enactment of the U.K. Finance (No. 2) Act 2015 on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $9 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances.

Results of Operations by Segment
The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2016 and 2015 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$418	$94	$—	$512
Restructuring	(151)	(10)	—	(161)
Other acquisition and portfolio project costs	—	(2)	—	(2)
Asset impairments	(28)	(1)	—	(29)
Operating income	$239	$81	$—	320
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				318
Income tax expense				(50)
Equity income, net of tax				—
Net income				268
Net income attributable to noncontrolling interest				32
Net income attributable to Delphi Technologies				$236

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$428	$98	$—	$526
Restructuring	(108)	(4)	—	(112)
Other acquisition and portfolio project costs	(2)	—	—	(2)
Asset impairments	(9)	—	—	(9)
Operating income	$309	$94	$—	403
Interest expense				(3)
Other expense, net				(2)
Income before income taxes and equity income				398
Income tax expense				(92)
Equity income, net of tax				—
Net income				306
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$272

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2016 and 2015 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$3,837	$3,729	$108	$208	$(100)	$—	$108
Delphi Technologies Aftermarket	924	963	(39)	6	(45)	—	(39)
Eliminations and Other	(275)	(285)	10	(3)	13	—	10
Total	$4,486	$4,407	$79	$211	$(132)	$—	$79

Gross Margin Percentage by Segment

	Year Ended December 31,
	2016	2015
Powertrain Systems (1)	15.8%	17.2%
Delphi Technologies Aftermarket	20.6%	21.5%
Eliminations and Other	—%	—%
Total	17.8%	19.3%
(1) The year ended December 31, 2016 included asset impairment charges of $28 million within Powertrain Systems.
Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2016	2015	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$418	$428	$(10)	$(35)	$114	$(89)	$(10)
Delphi Technologies Aftermarket	94	98	(4)	1	14	(19)	(4)
Eliminations and Other	—	—	—	—	—	—	—
Total	$512	$526	$(14)	$(34)	$128	$(108)	$(14)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included in Other in the table above:

•
Increased warranty costs of $28 million, which includes $25 million pursuant to a settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment, and

•	Unfavorable foreign currency impacts of $25 million, primarily related to the Chinese Yuan Renminbi and British Pound.

Liquidity and Capital Resources
Prior to the Separation, the Company was dependent upon the Former Parent for all of its working capital and financing requirements, as the Former Parent utilized a centralized approach to cash management and financing of its operations.
With the exception of cash, cash equivalents and borrowings specifically attributable to Delphi Technologies and related to the Separation, including the financial transactions described below, financial transactions relating to our business operations during the period prior to the Separation were accounted for as a component of Net Former Parent investment in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows. Accordingly, none of our Former Parent’s cash, cash equivalents or debt at the corporate level was assigned to the Company in the financial statements for the periods prior to the Separation. The only third-party debt obligations included in the consolidated financial statements for periods prior to the Separation are those for which the legal obligor was a legal entity within Delphi Technologies. None of the Company’s assets were pledged as collateral under the Former Parent’s debt obligations as of December 31, 2016. As a result of the Separation, we no longer participate in the Former Parent’s cash management and financing operations.
During the years ended December 31, 2017, 2016 and 2015, the Company generated sufficient cash from operating activities to fund its operating and investing activities. Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investing activities, including capital expenditures, operational restructuring activities and separation activities.
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, to meet debt service requirements, fund our pension obligations and dividends on ordinary shares. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and the issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of indebtedness, undertake new capital investment projects, strategic acquisitions, return capital to shareholders and/or general corporate purposes.
As of December 31, 2017, we had cash and cash equivalents of $338 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below, such that we have a total principal amount of debt of approximately $1,550 million outstanding as of December 31, 2017, primarily consisting of a $750 million five-year term loan pursuant to the Credit Agreement and $800 million of eight-year senior notes. As of December 31, 2017, there were no amounts drawn on the Revolving Credit Facility.
In connection with the Separation, approximately $1.3 billion of the net proceeds from these borrowings were distributed to Aptiv upon the Separation, with the remaining net proceeds held by Delphi Technologies in order to fund operating cash requirements and to pay related taxes, fees and expenses.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global operating activities, including restructuring payments, any mandatory payments required under the Credit Agreement as described below and capital expenditures.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of December 31, 2017, the Company's cash and cash equivalents held by our non-U.S. subsidiaries totaled $286 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi Technologies.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2018 and beyond.
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A.

The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings, as more particularly described below (the “Applicable Rate”). In addition, the Credit Agreement requires payment of additional interest on certain overdue obligations on terms and conditions customary for financings of this type. The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The Applicable Rates under the Credit Agreement on the specified date are set forth below:

	December 31, 2017
	LIBOR plus	ABR plus
Term Loan A Facility	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees.

	Applicable Rate	Borrowings as of December 31, 2017 (in millions)	Rates effective as of December 31, 2017
Term Loan A Facility	LIBOR plus 1.75%	$750	3.13%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2017.
We are obligated to make quarterly principal payments throughout the term of the Term Loan A Facility according to the amortization provisions in the Credit Agreement, as such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.
Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request that all or a portion of the Credit Facilities be converted to extend the scheduled maturity date(s) with respect to all or a portion of any principal amount of such Credit Facilities under certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we receive net cash proceeds from certain non-ordinary course asset sales, casualty events and debt offerings, in each case subject to terms and conditions customary for financings of this type.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2017.
The borrowers under the Credit Agreement comprise Delphi Technologies and its wholly-owned Delaware-organized subsidiary, Delphi Powertrain Corporation. Additional subsidiaries of Delphi Technologies may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors are secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Delphi Powertrain Corporation.

In addition, the Credit Agreement contains provisions pursuant to which, based upon our achievement of certain corporate credit ratings, certain covenants and/or our obligation to provide collateral to secure the Credit Facilities, will be suspended.
Unsecured Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Senior Notes"). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation, in December 2017. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2017.
Receivable factoring—Beginning in 2015, the Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2017 and 2016, $92 million and $123 million of receivables were sold under these arrangements, and expenses of $3 million and $3 million, respectively, were recognized within interest expense.
In addition, in 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of December 31, 2016, as a result of these transactions.
Capital leases—There were approximately $1 million of capital lease obligations outstanding as of December 31, 2017. As of December 31, 2016 there were no capital lease obligations outstanding.
Interest—Cash paid for interest totaled $2 million, $1 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2017, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2017. We have not included information on our recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $22 million as of December 31, 2017. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 14. Income Taxes to the consolidated financial statements included herein.

	Payments due by Period
	Total	2018	2019 & 2020	2021 & 2022	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$1,558	$20	$81	$656	$801
Estimated interest costs related to debt and capital lease obligations	414	66	138	130	80
Operating lease obligations	85	17	28	22	18
Contractual commitments for capital expenditures	77	77	—	—	—
Other contractual purchase commitments, including information technology	131	90	38	3	—
Total	$2,265	$270	$285	$811	$899
In addition to the obligations discussed above, certain of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans, some of which are funded. There are minimum funding requirements with respect to certain of the pension obligations and we may periodically elect to make discretionary contributions to the plans in support of risk management initiatives. We will also have payments due with respect to our other postretirement benefit obligations. We do not fund our other postretirement benefit obligations and payments are made as costs are incurred by covered retirees. Refer to Note 12. Pension Benefits to the consolidated financial statements included herein for additional detail regarding our expected contributions to our pension plans and expected distributions to participants in future periods.
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2017, we had approximately $77 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Powertrain Systems	$189	$169	$197
Delphi Technologies Aftermarket	3	2	4
Eliminations and Other (1)	5	—	—
Total capital expenditures	$197	$171	$201
North America	$53	$50	$61
Europe, Middle East & Africa	72	82	96
Asia Pacific	70	34	42
South America	2	5	2
Total capital expenditures	$197	$171	$201
(1) Eliminations and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
Cash Flows
Operating activities—Net cash provided by operating activities totaled $389 million and $372 million for the years ended December 31, 2017 and 2016, respectively. Cash flow from operating activities for the year ended December 31, 2017 consisted primarily of net earnings of $319 million, increased by $248 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $183 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2016 consisted primarily of net earnings of $268 million, increased by $240 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $139 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities totaled $429 million for the year ended December 31, 2015, which consisted of net earnings of $306 million, increased by $228 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $131 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $189 million and $162 million for the years ended December 31, 2017 and 2016, respectively. The increase was primarily due to $26 million of increased capital expenditures during the year ended December 31, 2017 as compared to 2016.
Net cash used in investing activities totaled $201 million for the year ended December 31, 2015, which was primarily attributable to capital expenditures of $201 million.
Financing activities—Net cash provided by financing activities totaled $25 million for the year ended December 31, 2017 and net cash used in financing activities totaled $210 million for the year ended December 31, 2016. Cash flows provided by financing activities for the year ended December 31, 2017 was primarily due to net proceeds of $782 million received from the issuance of the Senior Notes, as well as the proceeds of $741 million from the issuance of the senior secured term loan, which was partially offset by the dividend payment to Former Parent of approximately $1,148 million, as well as the payment of $180 million to the Former Parent pursuant to the Tax Matters Agreement. Cash flows used in financing activities for the year ended December 31, 2016 primarily includes $195 million of net transfers to the Former Parent.
Net cash used in financing activities totaled $273 million for the year ended December 31, 2015, primarily attributable to $255 million of net transfers to the Former Parent.

Off-Balance Sheet Arrangements and Other Matters
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Pension Benefits
Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. The primary non-U.S. plans are located in the United Kingdom (“U.K”), France and Mexico. The U.K. and certain Mexican plans are funded. In addition, the Company has defined benefit plans in South Korea and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. Delphi Technologies does not have any U.S. pension assets or liabilities.
In addition, prior to the Separation certain of the Company’s employees in Germany and the U.S. participated in defined benefit pension plans (collectively, the “Shared Plans”) sponsored by the Former Parent that included Delphi Technologies employees as well as employees of other subsidiaries of the Former Parent. Under the guidance in ASC 715, Compensation-Retirement Benefits, the Company accounted for the Shared Plans as multiemployer plans, and accordingly did not record an asset or liability to recognize the funded status of the Shared Plans in periods prior to the Separation. The related pension and other postemployment expenses of the Shared Plans were charged to Delphi Technologies based primarily on the service cost of active participants.
We anticipate making pension contributions and benefit payments of approximately $40 million for non-U.S. plans in 2018.
Refer to Note 12. Pension Benefits to the consolidated financial statements included herein for further information on (1) historical benefit costs of the pension plans, (2) the principal assumptions used to determine the pension benefit expense and the actuarial value of the projected benefit obligation for the pension plans, (3) a sensitivity analysis of potential changes to pension obligations and expense that would result from changes in key assumptions and (4) funding obligations.
Environmental Matters
We are subject to the requirements of environmental and safety and health laws and regulations in each country in which we operate. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental remediation costs and liabilities will not be material.
Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.
As of December 31, 2017 and 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $3 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities) and $1 million (which was recorded in other long-term liabilities), respectively. The Company cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.
Legal Proceedings
For a description of our legal proceedings, see Note 13. Commitments and Contingencies to the consolidated financial statements included herein.

Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are described in Note 2. Significant Accounting Policies to the consolidated financial statements included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Warranty Obligations and Product Recall Costs
Estimating warranty obligations requires us to forecast the resolution of existing claims and expected future claims on products sold. We base our estimate on historical trends of units sold and payment amounts, combined with our current understanding of the status of existing claims and discussions with our customers. The key factors which impact our estimates are (1) the stated or implied warranty period; (2) OEM source; (3) OEM policy decisions regarding warranty claims; and (4) OEMs seeking to hold suppliers responsible for product warranties. These estimates are re-evaluated on an ongoing basis. Actual warranty obligations could differ from the amounts estimated requiring adjustments to existing reserves in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing these estimates, changes in our assumptions could materially affect our results of operations.
In addition to our ordinary warranty provisions with customers, we are also at risk for product recall costs, which are costs incurred when a customer or the Company recalls a product through a formal campaign soliciting return of that product. In addition, the National Highway Traffic Safety Administration (“NHTSA”) has the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part. The Company accrues for costs related to product recalls as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.
Refer to Note 9. Warranty Obligations to the consolidated financial statements included herein for additional information.

Legal and Other Contingencies
We are involved from time to time in various legal proceedings and claims, including commercial or contractual disputes, product liability claims, government investigations, product warranties and environmental and other matters, that arise in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to these matters, as well as ranges of probable losses, by consulting with internal personnel involved with such matters and, as appropriate, with outside legal counsel handling such matters. We have accrued for estimated losses for those matters where we believe that the likelihood of a loss has occurred, is probable and the amount of the loss is reasonably estimable. The determination of the amount of such reserves is based on knowledge and experience with regard to past and current matters and consultation with internal personnel involved with such matters and, where applicable, with outside legal counsel handling such matters. The amount of such reserves may change in the future due to new developments or changes in circumstances. The inherent uncertainty related to the outcome of these matters can result in amounts materially different from any provisions made with respect to their resolution.
Restructuring
Accruals have been recorded in conjunction with our restructuring actions. These accruals include estimates primarily related to employee termination costs, contract termination costs and other related exit costs in conjunction with workforce reduction and programs related to the rationalization of manufacturing and engineering processes. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified.
Pensions
We use actuarial estimates and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Note 12. Pension Benefits to the consolidated financial statements included herein for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; and (3) actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation (“PBO”) for a particular plan are amortized over the average future service period of the employees in that plan.
Delphi Technologies does not have any U.S. pension assets or liabilities. The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	Non-U.S. Plans
	2017	2016
Weighted-average discount rate	2.46%	2.58%
Weighted-average rate of increase in compensation levels	3.98%	3.97%
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	Non-U.S. Plans
	2017	2016	2015
Weighted-average discount rate	2.58%	3.72%	3.63%
Weighted-average rate of increase in compensation levels	3.97%	3.73%	3.72%
Weighted-average expected long-term rate of return on plan assets	5.50%	5.75%	6.24%
We select discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA- or higher by Standard and Poor’s.
The primary funded plans are in the United Kingdom and Mexico. For the determination of 2017 expense, we assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Our pension expense for 2018 is determined at the December 31, 2017 measurement date. For purposes of analysis, the following table highlights the sensitivity of our pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $4 million	+ $84 million
25 bp increase in discount rate	- $6 million	- $79 million
25 bp decrease in long-term expected return on assets	+ $2 million	—
25 bp increase in long-term expected return on assets	- $2 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Based on information provided by our actuaries and asset managers, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 12. Pension Benefits to the consolidated financial statements included herein for additional information.
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.
When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is defined as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the consolidated financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 14. Income Taxes to the consolidated financial statements included herein for additional information.

Recently Issued Accounting Pronouncements
Refer to Note 2. Significant Accounting Policies to the consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2017 are described.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in currency exchange rates and certain commodity prices. These exposures may impact future earnings and/or operating cash flows. In order to manage these risks, Delphi Technologies centrally manages its exposure to fluctuations in currency exchange rates by entering into a variety of forward contracts with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Delphi Technologies and accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Delphi Technologies does not enter into derivative transactions for speculative or trading purposes. Prior to the Separation, we managed certain of these exposures through participation in the Former Parent’s hedging program, which utilized financial instruments (hedges) to provide offsets or limits to our exposures. Delphi Technologies did not enter into any derivative transactions, contracts, options, or swaps prior to December 31, 2017.
Currency Exchange Rate Risk
Delphi Technologies has currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Prior to the Separation, we reduced our exposure through participation in the Former Parent’s hedging program, which utilized financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income.
As of December 31, 2017 and 2016 the net fair value asset of cash and other financial instruments with exposure to currency risk was approximately $210 million and $88 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $21 million and $9 million at December 31, 2017 and 2016, respectively. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Commodity Price Risk
We also face an inherent business risk of exposure to commodity price risk. Prior to the Separation, certain of these exposures were managed through participation in the Former Parent’s hedging program, which utilized commodity swaps and option contracts. Subsequent to the Separation, we have not entered into any hedges of commodities.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. We do not use interest rate swaps or other derivative contracts to manage our exposure to fluctuations in interest rates. As of December 31, 2017, we had approximately $750 million of floating rate debt related to the Credit Agreement.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings. The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The interest rate period with respect to the LIBOR interest rate option can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement.

The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2017.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $2
25 bps increase	+$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delphi Technologies PLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delphi Technologies PLC (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Detroit, Michigan
February 26, 2018

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net sales	$4,849	$4,486	$4,407
Operating expenses:
Cost of sales	3,881	3,689	3,557
Selling, general and administrative	408	299	312
Amortization	16	17	23
Restructuring (Note 10)	98	161	112
Total operating expenses	4,403	4,166	4,004
Operating income	446	320	403
Interest expense	(15)	(1)	(3)
Other expense, net (Note 18)	(11)	(1)	(2)
Income before income taxes and equity income	420	318	398
Income tax expense	(106)	(50)	(92)
Income before equity income	314	268	306
Equity income, net of tax	5	—	—
Net income	319	268	306
Net income attributable to noncontrolling interest	34	32	34
Net income attributable to Delphi Technologies	$285	$236	$272

Net income per share attributable to Delphi Technologies:
Basic	$3.22	$2.66	$3.07
Diluted	$3.21	$2.66	$3.07
Weighted average ordinary shares outstanding:
Basic	88.61	88.61	88.61
Diluted	88.66	88.61	88.61
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$319	$268	$306
Other comprehensive income (loss):
Currency translation adjustments	72	(84)	(151)
Employee benefit plans adjustment, net of tax (Note 16)	6	(135)	15
Other comprehensive income (loss), net of tax	78	(219)	(136)
Comprehensive income	397	49	170
Comprehensive income attributable to noncontrolling interests	38	28	29
Comprehensive income attributable to Delphi Technologies	$359	$21	$141
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$338	$101
Restricted cash	1	—
Accounts receivable, net:
Outside customers	1,090	803
Related parties	—	16
Inventories, net (Note 4)	498	374
Other current assets (Note 5)	131	108
Total current assets	2,058	1,402
Long-term assets:
Property, net (Note 6)	1,316	1,142
Investments in affiliates	37	34
Intangible assets and goodwill, net (Note 7)	82	98
Deferred income taxes (Note 14)	178	146
Other long-term assets (Note 5)	122	77
Total long-term assets	1,735	1,497
Total assets	$3,793	$2,899
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$20	$2
Accounts payable:
Outside vendors	931	671
Related parties	—	78
Accrued liabilities (Note 8)	445	331
Total current liabilities	1,396	1,082
Long-term liabilities:
Long-term debt (Note 11)	1,515	6
Pension and other postretirement benefit obligations (Note 12)	531	526
Other long-term liabilities (Note 8)	119	103
Total long-term liabilities	2,165	635
Total liabilities	3,561	1,717
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 88,613,262 issued and outstanding as of December 31, 2017	1	—
Additional paid-in-capital	431	—
Retained earnings	7	—
Former Parent’s net investment	—	1,737
Accumulated other comprehensive loss (Note 16)	(371)	(711)
Total Delphi Technologies shareholders’ equity	68	1,026
Noncontrolling interest	164	156
Total shareholders’ equity	232	1,182
Total liabilities and shareholders’ equity	$3,793	$2,899
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash flows from operating activities:
Net income	$319	$268	$306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185	193	166
Amortization	16	17	23
Restructuring expense, net of cash paid	10	(4)	60
Deferred income taxes	(7)	(12)	3
Pension and other postretirement benefit expenses	47	30	39
Income from equity method investments, net of dividends received	(5)	—	—
(Gain) loss on sale of assets	—	(4)	1
Share-based compensation	17	19	22
Changes in operating assets and liabilities:
Accounts receivable, net	(271)	8	(23)
Inventories	(124)	(8)	(25)
Other assets	(82)	(23)	(5)
Accounts payable	201	(4)	52
Accrued and other long-term liabilities	148	(25)	(59)
Other, net	(17)	(31)	(77)
Pension contributions	(48)	(52)	(54)
Net cash provided by operating activities	389	372	429
Cash flows from investing activities:
Capital expenditures	(197)	(171)	(201)
Proceeds from sale of property	10	9	20
Cost of technology investments	(1)	—	(20)
Increase in restricted cash	(1)	—	—
Net cash used in investing activities	(189)	(162)	(201)
Cash flows from financing activities:
Net (repayments) proceeds under other short-term debt agreements	—	(2)	(5)
Proceeds from issuance of senior notes, net of discount and issuance costs	782	—	—
Proceeds from issuance of credit agreement, net of issuance costs	741	—	—
Dividend payments of consolidated affiliates to minority shareholders	(10)	(13)	(13)
Cash distributions paid to Former Parent	(1,328)	—	—
Other net transfers to Former Parent	(160)	(195)	(255)
Net cash provided by (used in) financing activities	25	(210)	(273)
Effect of exchange rate fluctuations on cash and cash equivalents	12	(7)	(8)
Increase (decrease) in cash and cash equivalents	237	(7)	(53)
Cash and cash equivalents at beginning of the year	101	108	161
Cash and cash equivalents at end of the year	$338	$101	$108
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2014	—	$—	$—	$—	$1,638	$(365)	$1,273	$167	$1,440
Net income	—	—	—	—	272	—	272	34	306
Other comprehensive loss	—	—	—	—	—	(131)	(131)	(5)	(136)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(35)	(35)
Share-based compensation	—	—	—	—	22	—	22	—	22
Net transfers to Former Parent	—	—	—	—	(255)	—	(255)	—	(255)
Balance at December 31, 2015	—	$—	$—	$—	$1,677	$(496)	$1,181	$161	$1,342
Net income	—	—	—	—	236	—	236	32	268
Other comprehensive loss	—	—	—	—	—	(215)	(215)	(4)	(219)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(33)	(33)
Share-based compensation	—	—	—	—	19	—	19	—	19
Net transfers to Former Parent	—	—	—	—	(195)	—	(195)	—	(195)
Balance at December 31, 2016	—	$—	$—	$—	$1,737	$(711)	$1,026	$156	$1,182
Net income	—	—	—	7	278	—	285	34	319
Currency translation adjustments, net of tax	—	—	—	—	—	68	68	4	72
Employee benefit plans adjustment, net of tax	—	—	—	—	—	6	6	—	6
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	89	1	430	—	(431)	—	—	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(30)	(30)
Share-based compensation	—	—	1	—	16	—	17	—	17
Net other change in Former Parent’s net investment	—	—	—	—	(272)	266	(6)	—	(6)
Cash distributions to Former Parent	—	—	—	—	(1,328)	—	(1,328)	—	(1,328)
Balance at December 31, 2017	89	$1	$431	$7	$—	$(371)	$68	$164	$232
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
References herein to “Delphi Technologies,” the “Company,” “we,” “us” and “our” refer to Delphi Technologies PLC, a public limited company formed under the laws of Jersey.
The Separation
On December 4, 2017, Delphi Technologies PLC became an independent, publicly traded company as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro rata distribution to Delphi Automotive PLC shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC held by Delphi Automotive PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began “regular way” trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017 (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” include the results of the Former Parent’s Powertrain Systems segment).
Nature of Operations
Delphi Technologies is a leader in the development, design and manufacture of integrated powertrain technologies that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance, and support increasing electrification of vehicles. The Company is a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. We provide advanced fuel injection systems (“FIS”), actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. Additionally, the Company offers a full spectrum of aftermarket products serving a global customer base.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Delphi Technologies Aftermarket segment also manufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions through vehicles’ lives.
Basis of Presentation
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from Delphi Automotive PLC’s consolidated financial statements and accounting records as if the Powertrain Systems segment, which historically included Delphi Technologies Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. Accordingly, for periods prior to December 4, 2017, our financial statements are presented on a combined basis and for the periods subsequent to December 4, 2017 are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The Company’s historical financial statements for periods prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to December 4, 2017 may not be indicative of the results of operations or financial position that would have been achieved if Delphi Technologies had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to December 4, 2017. Related party allocations are further described in Note 3. Related Party Transactions.
Prior to the Separation, transfers of cash to and from the Former Parent were reflected as a component of the Former Parent’s net investment in the consolidated financial statements. Cash and cash equivalents held by the Former Parent were not attributable to Delphi Technologies for any of the prior periods presented. Only cash amounts specifically attributable to Delphi

Technologies are reflected in the accompanying consolidated financial statements. Financing transactions related to the Company, prior to the Separation, are accounted for as a component of the Former Parent’s net investment in the consolidated balance sheets and as a financing activity on the accompanying consolidated statements of cash flows.
Third-party debt obligations of the Former Parent and the corresponding interest costs related to those debt obligations, specifically those that relate to senior notes, term loans and revolving credit facilities, were not attributed to Delphi Technologies, as Delphi Technologies was not the legal obligor of such debt obligations. The only third-party debt obligations included in the consolidated financial statements are those for which the legal obligor is a legal entity within Delphi Technologies. None of the Company’s assets were pledged as collateral under the Former Parent’s debt obligations as of December 31, 2017 and December 31, 2016.
Prior to December 4, 2017, all intercompany transactions between the Company and the Former Parent were considered to be effectively settled in the historical financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheets as Former Parent’s net investment in Delphi Technologies. As of December 31, 2017, outstanding transactions between Delphi Technologies and the Former Parent were reflected in the consolidated balance sheet outside of Former Parent’s net investment.
In connection with the Separation, the Former Parent’s net investment was reclassified within shareholders’ equity and allocated between ordinary shares and additional paid-in capital based on the number of our ordinary shares outstanding at the distribution date.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements as of and for the year ended December 31, 2017 include the accounts of Delphi Technologies’ U.S. and non-U.S. subsidiaries and operations in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi has determined that it is the primary beneficiary. All significant intercompany transactions and accounts within the Company’s consolidated businesses have been eliminated. For periods prior to December 4, 2017, transactions between the Company and the Former Parent have been included in the financial statements within Former Parent net investment. Prior to December 4, 2017, expenses related to corporate allocations from the Former Parent to the Company were considered to be effectively settled for cash in the financial statements at the time the transaction was recorded. Prior to the Separation, transactions between the Company and the Former Parent’s other subsidiaries were classified as related party, rather than intercompany, transactions within the consolidated financial statements.
Delphi Technologies’ share of the earnings or losses of Delphi-TVS Diesel Systems Ltd (of which Delphi Technologies owns approximately 50%), a non-controlled affiliate located in India over which the Company exercises significant influence, is included in the consolidated operating results of Delphi Technologies using the equity method of accounting.
During the year ended December 31, 2015, Delphi Technologies made a $20 million investment in Tula Technology, Inc. (“Tula”), an engine control software company, over which the Company does not exert significant influence. During the year ended December 31, 2017, Delphi Technologies made an additional $1 million investment in Tula. The Company’s investment in Tula is accounted for under the cost method, and is classified within other long-term assets in the consolidated balance sheets.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Use of estimates—The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—Sales are recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured. Sales are generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. In addition, if Delphi Technologies enters into retroactive price adjustments with its customers, these reductions to revenue are recorded when they are determined to be probable and estimable. From time to time, Delphi Technologies enters into pricing agreements with its customers that provide for price reductions, some of which are conditional upon achieving certain criteria. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
Sales incentives and allowances are recognized as a reduction to revenue at the time of the related sale. In addition, from time to time, Delphi Technologies makes payments to customers in conjunction with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments.
Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Delphi Technologies collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between the Company and the Company’s customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. Delphi Technologies reports the collection of these taxes on a net basis (excluded from revenues).
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted-average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. Refer to Note 15. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Rebates—The Company accrues for rebates pursuant to specific arrangements primarily with certain of its aftermarket customers. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were approximately $420 million, $424 million and $443 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Restricted cash—Restricted cash includes balances on deposit at financial institutions that have issued letters of credit in favor of Delphi Technologies.
Accounts receivable—Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral for its trade receivables.
Sales of receivables are accounted for in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. Agreements that allow the Company to maintain effective control over the transferred receivables and which do not qualify as a sale, as defined in ASC 860, are accounted for as secured borrowings and recorded in the consolidated balance sheets within accounts receivable, net and short-term debt. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
The Company exchanges certain amounts of accounts receivable, primarily in the Asia Pacific region, for bank notes with original maturities greater than three months. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes held by the Company with original maturities of three months or less are classified as cash and cash equivalents within the consolidated balance sheet, and those with original maturities of greater than three months are classified as notes receivable within other current assets. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $16 million and $9 million, respectively, and the provision for doubtful accounts was $8 million, $2 million, and $5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. Refer to Note 4. Inventories for additional information. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues, and, generally, the market value of inventory on hand in excess of one year’s supply is fully-reserved.
From time to time, payments may be received from suppliers. These payments from suppliers are recognized as a reduction of the cost of the material acquired during the period to which the payments relate. In some instances, supplier rebates are received in conjunction with or concurrent with the negotiation of future purchase agreements and these amounts are amortized over the prospective agreement period.
Property—Major improvements that materially extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is determined based on a straight-line method over the estimated useful lives of groups of property. Leasehold improvements under capital leases are depreciated over the period of the lease or the life of the property, whichever is shorter. Refer to Note 6. Property, Net for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2017 and 2016, $20 million and $16 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 5. Assets.
Special tools represent Delphi Technologies-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Delphi Technologies a non-cancellable right to use the tool. Delphi Technologies-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2017 and 2016, the special tools balance, net of accumulated depreciation, was $113 million and $110 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2017 and 2016, the Delphi Technologies-owned special tools balances were $103 million and $94 million, respectively, and the customer-owned special tools balances were $10 million and $16 million, respectively.
Valuation of long-lived assets—The carrying value of long-lived assets held for use, including definite-lived intangible assets, is periodically evaluated when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. Impairment losses on long-lived assets held for sale are recognized if the carrying value of the asset is in excess of the asset’s estimated fair value, reduced for the cost to dispose of the asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved (an income approach), and in certain situations the Company’s review of appraisals (a market approach). Refer to Note 6. Property, Net for additional information.
Fair value measurements—The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable, and debt approximates book value. Refer to Note 17. Fair Value of Financial Instruments for the fair values of other financial instruments and obligations.
Intangible assets—The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairments were recorded in 2017, 2016 or 2015. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Goodwill—Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management.

The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met we then perform a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Goodwill impairment—In the fourth quarter of 2017 and 2016, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2017, 2016 or 2015. Refer to Note 7. Intangible Assets and Goodwill for additional information.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 9. Warranty Obligations for additional information.
Income taxes—As described in Note 14. Income Taxes, prior to the Separation the Company’s domestic and foreign operating results were included in the income tax returns of the Former Parent, and the Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns.
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note. 14. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction (gains) and losses of $(9) million, $11 million and $5 million were included as a component of cost of goods sold and other income (expense) in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.
Restructuring—The Company continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi Technologies ceases to use the leased facility and no longer derives economic benefit from the contract. All other exit costs are expensed as incurred. Refer to Note 10. Restructuring for additional information.

Environmental liabilities—Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change estimates by Delphi Technologies. Refer to Note 13. Commitments and Contingencies for additional information.
Customer concentrations—There were no customers with greater than 10% of our net sales for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, Hyundai Motor Company and Daimler AG accounted for 11% and 10% of net sales, respectively.
Derivative financial instruments—Prior to the Separation, the Former Parent centrally managed its exposure to fluctuations in currency exchange rates and certain commodity prices by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures were managed in accordance with the policies and procedures of the Former Parent and accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Delphi Technologies has not entered into any derivative transactions, contracts, options, or swaps. Due to the Company’s participation in the Former Parent’s hedging program, the Company was allocated a portion of the impact from these activities. Based on the exposure levels related to Delphi Technologies, the Company recorded gains (losses) of $16 million, $6 million and $(16) million in cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively.
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites. To a lesser extent, conditional retirement obligations also exist at certain sites related to the removal of storage tanks and other disposal costs. Asset retirement obligations were $2 million at December 31, 2017 and 2016.
Extended disability benefits—Costs associated with extended disability benefits provided to inactive employees are accrued throughout the duration of their active employment. Workforce demographic data and historical experience are utilized to develop projections of time frames and related expense for postemployment benefits. Prior to the Separation, the estimated costs associated with extended disability benefits provided to inactive employees were allocated to Delphi Technologies based on its relative portion of participants.
Workers’ compensation benefits—Workers’ compensation benefit accruals are actuarially determined and are subject to the existing workers’ compensation laws that vary by location. Accruals for workers’ compensation benefits represent the discounted future cash expenditures expected during the period between the incidents necessitating the employees to be idled and the time when such employees return to work, are eligible for retirement or otherwise terminate their employment.
Share-based compensation—The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company. The Company had no share-based compensation plans prior to the Separation; however certain of our employees and non-employee directors participated in the Former Parent’s share-based compensation arrangement, the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “Former Parent Plan”). Grants of restricted stock units (“RSUs”) to executives and non-employee directors were made under the Former Parent Plan in each year from 2012 to 2017. Outstanding awards at the time of the Separation were converted to awards under the PLC LTIP as further discussed in Note 19. Share-Based Compensation.
Share-based compensation expense within the consolidated financial statements for periods prior to the Separation was allocated to Delphi Technologies based on the awards and terms previously granted to Delphi Technologies employees while part of the Former Parent, and includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan, as well as an allocated portion of the cost of the Former Parent’s senior management awards.
The RSU awards to executives include a time-based vesting portion and a performance-based vesting portion. The performance-based vesting portion includes performance and market conditions in addition to service conditions. The grant date fair value of the RSUs is determined based on the closing price of the underlying ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to awards with market conditions. The Company accounts for compensation expense based upon the grant date fair value of the awards applied to the best estimate of ultimate performance against the respective targets on a straight-line basis over the requisite vesting period of the awards. The performance conditions require management to make assumptions regarding the likelihood of achieving certain performance goals. Changes in these performance assumptions, as well as differences in actual results from management’s estimates, could result in estimated or actual values different from previously estimated fair values.
Modifications to the terms of share-based awards are treated as an exchange of the original award for a new award resulting in total compensation cost equal to the grant-date fair value of the original award plus any incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. To the extent there is incremental compensation cost relating to the newly modified award, it is recognized ratably over the requisite service period. Refer to Note 19. Share-Based Compensation for additional information.
Pension and Other Post-Retirement Benefits (OPEB)—Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit plans, which generally provide benefits based on negotiated amounts for each year of service. Certain Delphi Technologies employees, primarily in the United Kingdom (“U.K.”), France, Mexico and Turkey, participate in these plans (collectively, the “Direct Plans”). The Direct Plans, which relate solely to the Company, are included within the consolidated financial statements. In addition to the Direct Plans, prior to the Separation certain of the Company’s employees in Germany and the U.S. participated in defined benefit pension plans (collectively, the “Shared Plans”) sponsored by the Former Parent that included Delphi Technologies employees as well as employees of other subsidiaries of the Former Parent. Under the guidance in ASC 715, Compensation—Retirement Benefits, the Company accounted for the Shared Plans as multiemployer plans, and accordingly did not record an asset or liability to recognize the funded status of the Shared Plans in periods prior to the Separation. The related pension and other postemployment expenses of the Shared Plans were charged to Delphi Technologies based primarily on the service cost of active participants. These expenses were funded through transactions with the Former Parent that are reflected within the Former Parent net investment in the consolidated financial statements. Following the Separation, Delphi Technologies’ portion of the defined-benefit pension plans were separated from the Former Parent’s defined benefit pension plans. As a result, the funded status for each plan is reflected in the Company’s consolidated balance sheet as of December 31, 2017. Refer to Note 12. Pension Benefits for additional information.
Recently adopted accounting pronouncements—Delphi Technologies adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, in the first quarter of 2017 on a prospective basis. This guidance requires an entity to measure inventory at the lower of cost and net realizable value, rather than at the lower of cost or market. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Delphi Technologies adopted ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”) in the first quarter of 2017 on a prospective basis. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 also clarifies the steps required to determine bifurcation of an embedded derivative. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Delphi Technologies adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in the first quarter of 2017. This guidance contains multiple updates related to the accounting and financial statement presentation of share-based payment transactions. The provisions of ASU 2016-09 related to the timing of when excess tax benefits are recognized were adopted using a modified retrospective transition method by means of an immaterial cumulative-effect adjustment to Former Parent’s net investment as of January 1, 2017. On a prospective basis, excess tax benefits will be recognized as income tax expense in the period in which the awards vest, as opposed to being recognized in additional paid-in capital when the deduction reduces taxes payable. Such excess tax benefits will be classified as an operating activity within the consolidated statement of cash flows prospectively, as opposed to a financing activity. The adoption of ASU 2016-09 did not materially impact the Company’s financial position, results of operations, equity or cash flows.
Delphi Technologies adopted ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) in the first quarter of 2017. ASU 2017-07 changes the presentation of net periodic pension and postretirement benefit cost in the income statement. Under the new guidance, employers present the service cost component of the net periodic benefit cost in the same income statement line items as other employee compensation costs for services rendered during the period. In addition, only the service cost component is eligible for capitalization as an asset. Employers present the other components of net periodic benefit cost separately from the line items that include the service cost component and outside of operating income. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new guidance related to the presentation of the components of net periodic benefit cost within the income statement will be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. As permitted, the Company elected to early adopt this guidance effective January 1, 2017, and has reclassified the components of net periodic pension and postretirement benefit cost other than service costs from cost of goods sold and selling, general and administrative expense to other expense within the consolidated statement of operations for all periods presented. The adoption of this guidance resulted in the reclassification of $1 million and $1 million of net periodic benefit cost components other than service cost from operating expense to other expense for the years ended December 31, 2016 and 2015, respectively, and had no impact on net income attributable to Delphi Technologies. Approximately $13 million of net periodic benefit cost components other than service cost are included within other expense for the year ended December 31, 2017. Refer to Note 12. Pension Benefits for further detail of the components of net periodic benefit costs.
Recently issued accounting pronouncements not yet adopted—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This ASU supersedes most of the existing guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and establishes a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The guidance is effective for fiscal years beginning after December 15, 2017, and is to be applied retrospectively using one of two transition methods at the entity’s election. The full retrospective method requires companies to recast each prior reporting period presented as if the new guidance had always existed. Under the modified retrospective method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.
The Company has continued to monitor FASB activity related to the new standard, and has worked with various non-authoritative industry groups to assess certain interpretative issues and the associated implementation of the new revenue standard. The Company has drafted its accounting policy for the new revenue standard based on a detailed review of its business and contracts. While the Company continues to assess all potential impacts of the new standard, we do not currently expect that the adoption of the new revenue standard will have a material impact on our revenues, results of operations or financial position. As a result of the adoption of this standard, the Company expects to make additional disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers as required by the new standard. The Company plans to adopt the new revenue standard effective January 1, 2018. The Company currently intends to adopt the new standard using the modified retrospective method and continues to evaluate the effect of the standard on our ongoing financial reporting.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income; requiring entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The new guidance is effective for public companies for fiscal years beginning after December 15, 2017 by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year adoption. Early adoption of the own credit provision is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements; however, based on the nature of financial instruments held by Delphi Technologies as of December 31, 2017, the Company does not currently expect that the adoption of ASU 2016-01 will have a material impact on its financial position, results of operations or cash flows. The Company will continue to evaluate any changes in its investments or market conditions, and the related potential impacts of the adoption of ASU 2016-01.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of operating leases. As further described in Note 13. Commitments and Contingencies, as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $85 million.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption as of the beginning of an annual reporting period is permitted. The guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash. As a result, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the new guidance is to be applied retrospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated cash flows, as opposed to being excluded from these totals.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a material impact. As this standard is prospective in nature, the impact to the Company’s consolidated financial statements of not performing a step two in order to measure the amount of any potential goodwill impairment will depend on various factors associated with the Company’s assessment of goodwill for impairment in those future periods.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging—Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) in the fourth quarter of 2017. This guidance expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements as the Company has not entered into any derivative transactions. The Company will continue to evaluate the need for derivative instruments and the related potential impacts that the adoption of this guidance will have on its consolidated financial statements.

3. RELATED PARTY TRANSACTIONS
Prior to the Separation, our transactions with the Former Parent were considered related party transactions. In connection with the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and provide a framework for the relationship between the parties going forward, including a Transition Services Agreement, Contract Manufacturing Services Agreements, a Tax Matters Agreement and an Employee Matters Agreement.

In connection with the Separation, the Company paid a dividend of approximately $1,148 million to the Former Parent. Also in connection with the Separation, the Company paid $180 million to the Former Parent pursuant to the Tax Matters Agreement with respect to taxes incurred in connection with transactions comprising the Separation.
Related Party Sales and Purchases in the Ordinary Course of Business
Prior to the Separation, in the ordinary course of business, the Company entered into transactions with the Former Parent and certain of its subsidiaries for the sale or purchase of goods, as well as other arrangements, such as providing engineering services for other subsidiaries of the Former Parent. Subsequent to the Separation, transactions with the Former Parent and its affiliates represent third-party transactions.
Net sales of products from Delphi Technologies to other affiliates of the Former Parent totaled $1 million, $1 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Total purchases from other affiliates of the Former Parent totaled $29 million, prior to the Separation $102 million and $126 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017 and 2016, the net amount due to affiliates of the Former Parent from related party transactions was $0 million and $62 million, respectively.
Allocation of Expenses Prior to the Separation
Prior to the Separation, certain services and functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services were provided by the Former Parent. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the expenses reflected are not indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a stand-alone publicly-traded company. In addition, the expenses reflected in the financial statements may not be indicative of expenses the Company will incur in the future.
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cost of sales	$27	$44	$28
Selling, general and administrative	116	137	158
Total allocated cost from Former Parent	$143	$181	$186
Additionally, prior to the Separation, the Company participated in a global cash pooling arrangement operated by the Former Parent, under which arrangement the working capital needs of the Company were managed. The majority of the Company’s cash during these periods was transferred to the Former Parent, and the Former Parent funded the Company’s operating and investing activities as necessary. The cumulative net transfers related to these transactions are recorded in Former Parent net investment in the consolidated financial statements.

4. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2017	December 31, 2016
	(in millions)
Productive material	$217	$158
Work-in-process	35	41
Finished goods	246	175
Total	$498	$374

5. ASSETS
Other current assets consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Value added tax receivable	$59	$48
Prepaid insurance and other expenses	6	4
Reimbursable engineering costs	20	16
Notes receivable	39	36
Income and other taxes receivable	5	1
Deposits to vendors	2	3
Total	$131	$108
Other long-term assets consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Debt issuance costs	$4	$—
Income and other taxes receivable	57	26
Value added tax receivable	1	—
Investment in Tula Technology, Inc. (Note 2)	21	20
Other	39	31
Total	$122	$77

6. PROPERTY, NET
Property, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	Estimated Useful Lives	December 31,
		2017	2016
	(Years)	(in millions)
Land	—	$76	$62
Land and leasehold improvements	3-20	26	30
Buildings	40	283	214
Machinery, equipment and tooling	3-20	1,810	1,541
Furniture and office equipment	3-10	64	48
Construction in progress	—	132	100
Total		2,391	1,995
Less: accumulated depreciation		(1,075)	(853)
Total property, net		$1,316	$1,142
For the year ended December 31, 2017, Delphi Technologies recorded asset impairment charges of $12 million in cost of sales related to declines in the fair values of certain fixed assets. For the year ended December 31, 2016, Delphi Technologies recorded asset impairment charges of $29 million in cost of sales related to declines in the fair values of certain fixed assets, $25 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, as further described in Note 10. Restructuring. For the year ended December 31, 2015, $9 million of asset impairment charges were recorded in costs of sales related to declines in the fair value of certain fixed assets.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows:

		As of December 31, 2017			As of December 31, 2016
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-12	$135	$96	$39	$139	$90	$49
Customer relationships	4-10	97	90	7	115	104	11
Trade names	5-20	48	19	29	48	16	32
Total		280	205	75	302	210	92
Unamortized intangible assets:
Goodwill	—	7	—	7	6	—	6
Total		$287	$205	$82	$308	$210	$98

Estimated amortization expense for the years ending December 31, 2018 through 2022 is presented below:

	Year Ending December 31,
	2018	2019	2020	2021	2022
	(in millions)
Estimated amortization expense	$14	$13	$12	$9	$2
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2017 and 2016 is presented below.

	2017	2016
	(in millions)
Balance at January 1	$308	$317
Net Former Parent transfer	(22)	—
Foreign currency translation	1	(9)
Balance at December 31	$287	$308
A roll-forward of the accumulated amortization for the years ended December 31, 2017 and 2016 is presented below:

	2017	2016
	(in millions)
Balance at January 1	$210	$197
Amortization	16	17
Net Former Parent transfer	(22)	—
Foreign currency translation	1	(4)
Balance at December 31	$205	$210

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Payroll-related obligations	$49	$39
Employee benefits, including current pension obligations	29	28
Income and other taxes payable	63	39
Warranty obligations (Note 9)	64	51
Restructuring (Note 10)	54	62
Customer deposits	7	8
Freight	19	10
Outside services	14	10
Accrued interest	12	—
Deferred revenue	10	11
Accrued rebates	30	24
Other	94	49
Total	$445	$331

Other long-term liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(in millions)
Environmental (Note 13)	$3	$1
Warranty obligations (Note 9)	33	45
Restructuring (Note 10)	47	21
Accrued income taxes	15	—
Deferred income taxes (Note 14)	14	17
Other	7	19
Total	$119	$103

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2017. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2017 to be zero to $15 million.
The table below summarizes the activity in the product warranty liability for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in millions)
Accrual balance at beginning of year	$96	$100
Provision for estimated warranties incurred during the year	37	42
Changes in estimate for pre-existing warranties	6	16
Settlements made during the year (in cash or in kind)	(50)	(59)
Foreign currency translation and other	8	(3)
Accrual balance at end of year	$97	$96

During the year ended December 31, 2016, the Company recorded $25 million pursuant to a settlement agreement reached with one of the Company’s OEM customers regarding warranty claims related to certain components supplied by our Powertrain Systems segment.

10. RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, as it relates to executing Delphi Technologies’ strategy, either in the normal course of business or pursuant to significant restructuring programs.
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $98 million during the year ended December 31, 2017. These charges included approximately $55 million of separation costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment and approximately $30 million related to other programs pursuant to the Company’s on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020.
During the year ended December 31, 2016, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $161 million. These charges included $131 million for programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, associated with separation costs for approximately 500 employees. Charges for the program have been substantially completed, and cash payments for this plant closure were principally completed in 2017. Additionally, the Company recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. Delphi Technologies also recorded restructuring costs of $12 million in 2016 for programs implemented to reduce global overhead costs.
During the year ended December 31, 2015, Delphi Technologies recorded employee-related and other restructuring charges totaling approximately $112 million, primarily related to on-going restructuring programs focused on aligning manufacturing capacity with the levels of automotive production in Europe and South America, and the continued rotation of our manufacturing footprint to best-cost locations within these regions. These charges included the recognition of approximately $68 million of employee-related and other costs related to the initiation of a workforce reduction at a European manufacturing site.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $88 million and $165 million in the years ended December 31, 2017 and December 31, 2016, respectively.
The following table summarizes the restructuring charges recorded for the years ended December 31, 2017, 2016 and 2015 by operating segment:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Powertrain Systems	$92	$151	$108
Delphi Technologies Aftermarket	6	10	4
Total	$98	$161	$112
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2017 and 2016:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at January 1, 2016	$92	$2	$94
Provision for estimated expenses incurred during the year	156	5	161
Payments made during the year	(162)	(3)	(165)
Foreign currency and other	(7)	—	(7)
Accrual balance at December 31, 2016	$79	$4	$83
Provision for estimated expenses incurred during the year	$90	$8	$98
Payments made during the year	(80)	(8)	(88)
Foreign currency and other	9	(1)	8
Accrual balance at December 31, 2017	$98	$3	$101

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2017 and December 31, 2016, respectively:

	December 31,
	2017	2016
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $5 and $0 unamortized issuance costs)	$745	$—
$800 million Senior Notes at 5.00%, due 2025 (net of $14 and $0 unamortized issuance costs and $4 and $0 discount, respectively)	782	—
Other	8	8
Total debt	1,535	8
Less: current portion	(20)	(2)
Long-term debt	$1,515	$6
The principal maturities of debt, at nominal value, are as follows:

Debt Obligations
(in millions)
2018	$20
2019	43
2020	38
2021	75
2022	581
Thereafter	801
Total	$1,558
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. Approximately $9 million of issuance costs were incurred in connection with the Credit Agreement. As of December 31, 2017, there were no amounts drawn on the Revolving Credit Facility.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings, as more particularly described below (the “Applicable Rate”). In addition, the Credit Agreement requires payment of additional interest on certain overdue obligations on terms and conditions customary for financings of this type. The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The Applicable Rates under the Credit Agreement on the specified date are set forth below:

	December 31, 2017
	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees.

	Applicable Rate	Borrowings as of December 31, 2017 (in millions)	Rates effective as of December 31, 2017
Term Loan A Facility	LIBOR plus 1.75%	$750	3.125%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2017.
We are obligated to make quarterly principal payments throughout the term of the Term Loan A Facility according to the amortization provisions in the Credit Agreement, as such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.
Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request that all or a portion of the Credit Facilities be converted to extend the scheduled maturity date(s) with respect to all or a portion of any principal amount of such Credit Facilities under certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we receive net cash proceeds from certain non-ordinary course asset sales, casualty events and debt offerings, in each case subject to terms and conditions customary for financings of this type.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, in respect of the our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2017.
The borrowers under the Credit Agreement comprise Delphi Technologies and its wholly-owned Delaware-organized subsidiary, Delphi Powertrain Corporation. Additional subsidiaries of Delphi Technologies may be added as co-borrowers or guarantors under the Credit Agreement from time to time on the terms and conditions set forth in the Credit Agreement. The obligations of each borrower under the Credit Agreement will be jointly and severally guaranteed by each other borrower and by certain of our existing and future direct and indirect subsidiaries, subject to certain exceptions customary for financings of this type. All obligations of the borrowers and the guarantors are secured by certain assets of such borrowers and guarantors, including a perfected first-priority pledge of all of the capital stock in Delphi Powertrain Corporation.
In addition, the Credit Agreement contains provisions pursuant to which, based upon our achievement of certain corporate credit ratings, certain covenants and/or our obligation to provide collateral to secure the Credit Facilities, will be suspended.
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Senior Notes"). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation, in December 2017. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.

The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2017.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2017 and 2016, $92 million and $123 million of receivables were sold under these arrangements, and expenses of $3 million and $3 million, respectively, were recognized within interest expense.
In addition, in 2016 one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research tax credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of  December 31, 2016, as a result of these transactions.
Capital leases—There were approximately $1 million capital lease obligations outstanding as of December 31, 2017. As of December 31, 2016 there were no capital lease obligations outstanding.
Interest—Cash paid for interest totaled $2 million, $1 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12. PENSION BENEFITS
The Company sponsors defined benefit pension plans for certain employees and retirees outside of the U.S. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topic 715, Compensation—Retirement Benefits. The Company’s primary non-U.S. plans are located in the U.K., France and Mexico. The U.K. and certain Mexican plans are funded. In addition, the Company has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. Delphi Technologies does not have any U.S. pension assets or liabilities.
In connection with the Separation, certain plans were separated and therefore Delphi Technologies transferred net benefit plan obligations of approximately $10 million to the Former Parent that were previously recorded by Delphi Technologies legal entities.
Funded Status
The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(in millions)
Benefit obligation at beginning of year	$1,405	$1,277
Service cost	34	29
Interest cost	34	38
Actuarial loss	68	315
Benefits paid	(43)	(50)
Impact of curtailments	(20)	3
Transfer of plan obligations to Former Parent	(8)	—
Exchange rate movements and other	134	(207)
Benefit obligation at end of year	1,604	1,405
Change in plan assets:
Fair value of plan assets at beginning of year	880	864
Actual return on plan assets	103	157
Contributions	48	52
Benefits paid	(43)	(50)
Net transfers from Former Parent	2	—
Exchange rate movements and other	84	(143)
Fair value of plan assets at end of year	1,074	880
Underfunded status	(530)	(525)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	—	1
Non-current liabilities	(530)	(526)
Total	(530)	(525)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	356	360
Prior service cost	—	1
Total	$356	$361

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	December 31,
	2017	2016
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$1,580	$1,387
ABO	1,422	1,209
Fair value of plan assets at end of year	1,051	862
	Plans with Plan Assets in Excess of ABO
PBO	$24	$18
ABO	18	13
Fair value of plan assets at end of year	23	18
	Total
PBO	$1,604	$1,405
ABO	1,440	1,222
Fair value of plan assets at end of year	1,074	880
Benefit costs presented below were determined based on actuarial methods and included the following:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Service cost	$34	$29	$38
Interest cost	34	38	47
Expected return on plan assets	(47)	(46)	(54)
Curtailment loss	—	3	—
Amortization of actuarial losses	26	6	8
Net periodic benefit cost	$47	$30	$39
As described in Note 2. Significant Accounting Policies, during the first quarter of 2017, the Company elected to early adopt ASU 2017-07. As a result, service costs are classified as employee compensation costs within cost of sales and selling, general and administrative expense within the consolidated statement of operations. All other components of net periodic benefit cost are classified within other expense for all periods presented.
The Company had less than $1 million in other postretirement benefit obligations as of December 31, 2017 and 2016.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 is $25 million.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2017	2016
Weighted-average discount rate	2.46%	2.58%
Weighted-average rate of increase in compensation levels	3.98%	3.97%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	2017	2016	2015
Weighted-average discount rate	2.58%	3.72%	3.63%
Weighted-average rate of increase in compensation levels	3.97%	3.73%	3.72%
Weighted-average expected long-term rate of return on plan assets	5.50%	5.75%	6.24%
Delphi Technologies selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
The primary funded plans are in the U.K. and Mexico. For the determination of 2017 expense, Delphi Technologies assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the U.K. and Mexico, respectively. Delphi Technologies evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi Technologies’ pension expense for 2018 is determined at the 2017 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $4 million	+ $84 million
25 bp increase in discount rate	- $6 million	- $79 million
25 bp decrease in long-term expected return on assets	+ $2 million	—
25 bp increase in long-term expected return on assets	- $2 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Projected Pension Benefit Payments
(in millions)
2018	$40
2019	42
2020	42
2021	47
2022	47
2023 – 2027	271
Delphi Technologies anticipates making pension contributions and benefit payments of approximately $40 million in 2018.
Plan Assets
Certain pension plans sponsored by Delphi Technologies invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi Technologies’ pension plan assets weighted-average asset allocations at December 31, 2017 and 2016, by asset category, are as follows:

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$69	$69	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	444	—	444	—
Bond mutual funds	385	—	385	—
Real estate trust funds	50	—	—	50
Hedge funds	102	—	2	100
Debt securities	9	9	—	—
Equity securities	6	6	—	—
Total	$1,074	$84	$840	$150

	Fair Value Measurements at December 31, 2016
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$50	$50	$—	$—
Time deposits	7	—	7	—
Equity mutual funds	334	—	334	—
Bond mutual funds	371	—	371	—
Real estate trust funds	22	—	—	22
Hedge funds	85	—	—	85
Debt securities	5	5	—	—
Equity securities	6	6	—	—
Total	$880	$61	$712	$107
Following is a description of the valuation methodologies used for pension assets measured at fair value.
Time deposits—The fair value of fixed-maturity certificates of deposit was estimated using the rates offered for deposits of similar remaining maturities.
Equity mutual funds—The fair value of the equity mutual funds is determined by the indirect quoted market prices on regulated financial exchanges of the underlying investments included in the fund.
Bond mutual funds—The fair value of the bond mutual funds is determined by the indirect quoted market prices on regulated financial exchanges of the underlying investments included in the fund.
Real estate—The fair value of real estate properties is estimated using an annual appraisal provided by the administrator of the property investment. Management believes this is an appropriate methodology to obtain the fair value of these assets.
Hedge funds—The fair value of the hedge funds is accounted for by a custodian. The custodian obtains valuations from the underlying hedge fund managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. Management and the custodian review the methods used by the underlying managers to value the assets. Management believes this is an appropriate methodology to obtain the fair value of these assets.
Debt securities—The fair value of debt securities is determined by direct quoted market prices on regulated financial exchanges.
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds
	(in millions)
Beginning balance at January 1, 2016	$30	$79
Actual return on plan assets:
Relating to assets still held at the reporting date	4	19
Purchases, sales and settlements	(7)	—
Foreign currency translation and other	(5)	(13)
Ending balance at December 31, 2016	$22	$85
Actual return on plan assets:
Relating to assets still held at the reporting date	$3	$7
Purchases, sales and settlements	23	—
Foreign currency translation and other	2	8
Ending balance at December 31, 2017	$50	$100
Defined Contribution Plans
Prior to the Separation, certain hourly and salaried employees of Delphi Technologies participated in defined contribution plans sponsored by the Former Parent. In connection with the Separation, Delphi Technologies has established plans with substantially similar terms. Expense related to the contributions for these plans recorded by Delphi Technologies was approximately $11 million, $9 million, and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Multiemployer Pension Plans

Prior to the Separation, certain of the Company’s employees in Germany and the U.S. participate in defined benefit pension plans (collectively, “Shared Plans”) sponsored by the Former Parent. The Company has recorded expense of approximately $1 million, $1 million, and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively, to record its allocation of pension benefit costs related to the Shared Plans.

13. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
Delphi Technologies is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of Delphi Technologies that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Delphi Technologies. With respect to warranty matters, although Delphi Technologies cannot ensure that the future costs of warranty claims by customers will not be material, Delphi Technologies believes its established reserves are adequate to cover potential warranty settlements.
Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi Technologies believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of December 31, 2017, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2017, claims totaling approximately $20 million (using December 31, 2017 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of December 31, 2017, the Company maintains accruals for these asserted claims of approximately $5 million (using December 31, 2017 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $15 million.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2017 and December 31, 2016, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $3 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities) and $1 million (which was recorded in other long-term liabilities), respectively. Delphi Technologies cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At December 31, 2017 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
Leases and Other Financing Charges
Operating leases—Rental expense totaled $14 million, $11 million and $13 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, Delphi Technologies had minimum lease commitments under non-cancellable operating leases totaling $85 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2018	$17
2019	15
2020	13
2021	11
2022	11
Thereafter	18
Total	$85

14. INCOME TAXES
Prior to the Separation, our operating results were included in the Former Parent’s various consolidated and separate income tax returns. For periods prior to the Separation, the provision for income taxes and related balance sheet accounts of such entities have been prepared and presented in the consolidated financial statements based on a separate return basis. Therefore, cash tax payments and items of current and deferred taxes in prior periods may not be reflective of the actual tax balances of Delphi Technologies prior to or subsequent to the Separation.
The following table summarizes Delphi Technologies’ tax expense:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current income tax expense	$113	$62	$96
Deferred income tax benefit, net	(7)	(12)	(4)
Total income tax provision	$106	$50	$92
Cash paid or withheld for income taxes by Delphi Technologies was $46 million, $59 million and $61 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The applicable tax rate to determine Delphi Technologies theoretical income tax expense for 2017 was 19.25%, as compared to 20% in 2016 and 20.25% in 2015. The Company applies the weighted average rate in the United Kingdom (“U.K.”), the tax jurisdiction where Delphi Technologies is resident. A reconciliation of the provision for income taxes compared with the amounts at the theoretical rate:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Theoretical income taxes at the U.K. weighted average rate	$81	$64	$81
Income taxed at other rates	(10)	(54)	(17)
Losses not benefitted	28	24	9
Other change in tax reserves	4	5	1
Valuation allowance releases	(12)	—	—
Withholding taxes	11	5	7
Change in tax law	7	4	9
Other adjustments	(3)	2	2
Total income tax expense	$106	$50	$92
Effective tax rate	25%	16%	23%
The Company’s tax rate is affected by the fact that its parent entity is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the income taxed at other rates are tax incentives obtained in various countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and the Special Economic Zone exemption in Turkey of $7 million in 2017, $13 million in 2016, and $16 million in 2015, as well as tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2016 through 2026. The income tax benefits attributable to these tax holidays are approximately $1 million in 2017, $1 million in 2016 and $2 million in 2015.
The effective tax rate in the year ended December 31, 2017 was impacted by the release of valuation allowances in the United States of $9 million and in Hungary of $3 million, in 2017 as compared to 2016, primarily due to changes in the underlying operations of the business. These benefits were partially offset by unfavorable geographic income mix and $4 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions.
Additionally, the Company’s tax rate was impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) in the United States on December 22, 2017, which provides for a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment. As a result, the effective tax rate was impacted by an increased tax expense of approximately $7 million for the year ended December 31, 2017 for the provisional effects of the Act pursuant to the guidance in SEC Staff Accounting Bulletin No. 118. We consider our calculation to be provisional due to lack of clarity at the balance sheet date related to state tax impacts of federal tax reform, which resulted in our use of estimates to compute our future blended tax rate. If we are required to change this amount based on further analysis and regulatory guidance at the federal and state level issued subsequent to the issuance of these statements, we will record such adjustments to income tax expense in the period that the amounts are determined. The Company was not affected by the Transition Tax provisions of the “Act”, which impose a U.S. tax upon unremitted earnings of non-U.S. subsidiaries which would have been subject to U.S. tax when remitted under the law in effect prior to the Act. The Company’s U.S. subsidiary does not hold any investments in non-U.S. operations. The Company was also impacted by the enactment of the French Finance (Budget) Law for 2018 (the “French Act”) which was enacted December 21, 2017, when it was definitively adopted by the French Parliament. The French Act provides for a maximum corporate rate of 33.33% in calendar year 2018, 31% in 2019, 28% in 2020, 26.5% in 2021 and 25% in 2022. As a result, the Company’s deferred tax asset balance and associated valuation allowance balance in France were both reduced $17 million for the year ended December 31, 2017.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix in 2016 as compared to 2015, primarily due to changes in the underlying operations of the business. These benefits were partially offset by

$5 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions. Additionally, the Company’s tax rate was impacted by the enactment of the U.K. Finance (No. 2) Act 2016 on September 15, 2016, which provides for a reduction of the corporate income tax rate from 18% to 17% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the third quarter of 2016. As a result, the effective tax rate was impacted by an increased tax expense of approximately $4 million for the year ended December 31, 2016 due to the resultant impact on the net deferred tax asset balances.
The effective tax rate in the year ended December 31, 2015 was impacted by the enactment of the U.K. Finance (No. 2) Act 2015 on November 18, 2015, which provides for a reduction of the corporate income tax rate from 20% to 19% effective April 1, 2017, with a further reduction to 18% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the fourth quarter of 2015. As a result, the effective tax rate was impacted by an increased tax expense of approximately $9 million for the year ended December 31, 2015 due to the resultant impact on the net deferred tax asset balances.
Deferred Income Taxes
The Company accounts for income taxes and the related accounts under the liability method. Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Pension	$94	$95
Employee benefits	6	1
Net operating loss carryforwards	177	54
Warranty and other liabilities	44	46
Intangible assets	6	—
Fixed assets	1	—
Other	38	20
Total gross deferred tax assets	366	216
Less: valuation allowances	(196)	(70)
Total deferred tax assets (1)	$170	$146
Deferred tax liabilities:
Fixed assets	$—	$1
Tax on unremitted profits of certain foreign subsidiaries	6	2
Intangible assets	—	14
Total gross deferred tax liabilities	6	17
Net deferred tax assets	$164	$129

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2017	2016
	(in millions)
Long-term assets	$178	$146
Long-term liabilities	(14)	(17)
Total deferred tax asset	$164	$129

The net deferred tax assets of $164 million as of December 31, 2017 are primarily comprised of deferred tax asset amounts in the United States, U.K. and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2017, the Company has gross deferred tax assets of approximately $177 million for net operating loss (“NOL”) carryforwards with recorded valuation allowances of $160 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, China and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $2 million and $2 million of tax credit carryforwards with recorded valuation allowances of $2 million and $2 million at December 31, 2017 and 2016, respectively. These tax credit carryforwards expire in 2018 through 2021.
Cumulative Undistributed Foreign Earnings
As of December 31, 2017, deferred income tax liabilities of $6 million have been established with respect to the undistributed earnings of foreign subsidiaries whose parent entities are also included within the consolidated financial statements.
Uncertain Tax Positions
The Company recognizes tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of year	$9	$16	$18
Additions related to current year	3	3	1
Additions (reductions) related to prior years	2	(10)	(3)
Transfers to/from Former Parent	8	—	—
Balance at end of year	$22	$9	$16
A portion of the Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. Recognition of these tax benefits would reduce the Company’s effective tax rate only through a reduction of accrued interest and penalties. As of December 31, 2017 and 2016, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $15 million and $13 million, respectively. In addition, $8 million and $2 million for 2017 and 2016, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $2 million and $6 million at December 31, 2017 and 2016, respectively. Total interest and penalties recognized as part of income tax expense was $1 million, $2 million and $1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Delphi Technologies include China, Romania, Turkey, South Korea, Mexico, the U.K. the U.S., Luxembourg, Brazil, France, Singapore and Poland. Pursuant to the Tax Matters Agreement, the Former Parent is generally liable for all pre-distribution U.S. federal income taxes, foreign income taxes and certain non-income taxes attributable to our business required to be reported on combined, consolidated, unitary or similar returns that include one or more members of the Former Parent group and one or more members of our group. Delphi Technologies will generally be liable for all other taxes attributable to our business. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, our affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2007. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact the Delphi Technologies’ unrecognized tax benefits.

15. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. For periods subsequent to the Separation, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 19. Share-Based Compensation for additional information.
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$285	$236	$272
Denominator:
Weighted average ordinary shares outstanding, basic	88.61	88.61	88.61
Dilutive shares related to RSUs	0.05	—	—
Weighted average ordinary shares outstanding, including dilutive shares	88.66	88.61	88.61

Net income per share attributable to Delphi Technologies:
Basic	$3.22	$2.66	$3.07
Diluted	$3.21	$2.66	$3.07
Anti-dilutive securities share impact	—	—	—

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) are shown below.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(419)	$(339)	$(193)
Aggregate adjustment for the year	68	(80)	(146)
Net transfers from Former Parent	266	—	—
Balance at end of year	(85)	(419)	(339)

Pension and postretirement plans:
Balance at beginning of year	$(292)	$(157)	$(172)
Other comprehensive income before reclassifications (net tax effect of $8, $29 and $4)	(15)	(140)	9
Reclassification to income (net tax effect of $5, $1 and $2)	21	5	6
Balance at end of year	(286)	(292)	(157)

Accumulated other comprehensive loss, end of year	$(371)	$(711)	$(496)

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2017	2016	2015
	(in millions)
Pension and postretirement plans:
Actuarial loss	$(26)	$(6)	$(8)	Other expense (1)
	(26)	(6)	(8)	Income before income taxes
	5	1	2	Income tax expense
	(21)	(5)	(6)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(21)	$(5)	$(6)	Net income attributable to Delphi Technologies

Total reclassifications for the year	$(21)	$(5)	$(6)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 12. Pension Benefits for additional details).

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Delphi Technologies uses the following fair value hierarchy prescribed by U.S. GAAP, which prioritizes the inputs used to measure fair value as follows:
Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. Additionally, certain assets and liabilities are subject to fair value adjustments on a nonrecurring basis in certain circumstances. This generally occurs when accounting guidance requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment.
Fair Value Measurements on a Recurring Basis
Delphi Technologies’ financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of the Senior Notes, the Term Loan A Facility, borrowings on the Revolving Credit Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2017, total debt was recorded at $1,535 million, and had an estimated fair value of $1,566 million. For all other financial instruments recorded at December 31, 2017 and December 31, 2016, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2017, Delphi Technologies recorded non-cash asset impairment charges of $12 million within cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2016, Delphi Technologies recorded non-cash asset impairment charges of $29 million in cost of sales related to declines in the fair values of certain fixed assets, $25 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment in 2016. During the year ended December 31, 2015, Delphi Technologies recorded non-cash asset impairment charges of $9 million in cost of sales related to declines in the fair value of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER EXPENSE, NET
Other income (expense), net included:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest income	$4	$—	$—
Components of net periodic benefit cost other than service cost (Note 12)	(13)	(1)	(1)
Other	(2)	—	(1)
Other expense, net	$(11)	$(1)	$(2)

19. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards (up to 7,500,000 ordinary shares) for long-term compensation to the employees, directors, consultants and advisors of the Company. The Company had no share-based compensation plans prior to the Separation; however certain of our employees participated in the Former Parent’s share-based compensation arrangement, the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “Former Parent Plan”). Grants of restricted stock units (“RSUs”) to executives and non-employee directors were made under the Former Parent Plan in each year from 2012 to 2017. As discussed further below, outstanding awards under the Former Parent Plan were adjusted and converted into Delphi Technologies equity awards.

Share-based compensation expense within the consolidated financial statements for periods prior to the Separation was allocated to Delphi Technologies based on the awards and terms previously granted to Delphi Technologies employees while part of the Former Parent, and includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan, as well as an allocated portion of the cost of the Former Parent’s corporate employee awards.
In connection with the Separation, outstanding equity awards to executives and non-employee directors under the Former Parent Plan were adjusted and converted into Delphi Technologies equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 2.02, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.
Board of Director Awards
On December 31, 2017, Delphi Technologies granted 7,506 RSUs to the non-employee members of the Board of Directors who were not members of the Former Parent’s Board of Directors at a grant date fair value of approximately $0.4 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on December 29, 2017. The awards are time-based vesting RSUs and vest in April 2018.

In addition, on December 31, 2017, Delphi Technologies granted 119,921 RSUs to the employee and non-employee members of the Board of Directors at a grant date fair value of approximately $7 million.  The awards include a time-based RSUs and performance-based RSUs.  The time-based RSUs vest at various points through February 2021.  The performance-based RSUs will be measured based on relative total shareholder return (as described further below) and vest in December 2020.  The grant date fair value was determined based on the closing price of the Company’s ordinary shares on December 31, 2017 and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards.
Executive Awards
The executive awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 25% of the awards for the Company’s officers and 50% for other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 75% of the awards for the Company’s officers and 50% for other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2016 - 2017 Former Parent Grants	2013 - 2015 Former Parent Grants
Average return on net assets (1)	50%	50%
Cumulative net income	25%	N/A
Cumulative earnings per share (2)	N/A	30%
Relative total shareholder return (3)	25%	20%

(1)
Average return on net assets is measured by the Company’s tax-affected operating income divided by average net working capital plus average net property, plant and equipment for each calendar year during the respective performance period.

(2)
Cumulative earnings per share is measured by net income attributable to Delphi Technologies divided by the weighted average number of diluted shares outstanding for the respective three-year performance period.

(3)
Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of the end of the performance period to the average closing price per share of the Company’s ordinary shares for all available trading days in the fourth quarter of the year preceding the grant, including dividends, and assessed against a comparable measure of competitor and peer group companies.

Any new executives hired after the annual executive RSU grant date may be eligible to participate in the PLC LTIP. Any off cycle grants made for new hires are valued at their grant date fair value based on the closing price of the Company’s ordinary shares on the date of such grant. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date.

The grant date fair value of the RSUs is determined based on the target number of awards issued, the closing price of the Company’s ordinary shares on the date of the grant of the award, including an estimate for forfeitures, and a contemporaneous valuation performed by an independent valuation specialist with respect to the relative total shareholder return awards.
A summary of activity, including award grants, vesting and forfeitures for Delphi Technologies employees is provided below. All prior period award amounts disclosed within the following table were converted in accordance with the factor related to the conversion of the awards following the Separation as described above.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2015	289	$50.38
Granted	214	72.30
Vested	(226)	42.45
Forfeited	(26)	64.75
Nonvested, December 31, 2015	251	74.66
Granted	155	68.35
Vested	(158)	65.91
Forfeited	(28)	74.10
Nonvested, December 31, 2016	220	76.54
Granted	312	63.71
Vested	(183)	44.93
Forfeited	(25)	76.18
Conversion and employee transfers (1)	388
Nonvested, December 31, 2017 (2)	712	37.34

(1)
Reflects the conversion of outstanding equity awards to executives and non-employee directors under the Former Parent Plan into Delphi Technologies equity awards in conjunction with the Separation, along with the transfer of certain corporate employees to Delphi Technologies.

(2)
Nonvested RSUs and the corresponding weighted average grant date fair value as of December 31, 2017 are presented on a Delphi Technologies basis using the conversion factor described above in connection with the Separation.

As of December 31, 2017, there were approximately 137,000 performance-based RSUs, with a weighted average grant date fair value of $41.95, that were vested but not yet distributed.
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $17 million ($14 million, net of tax), $19 million ($16 million, net of tax) and $22 million ($19 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2017, unrecognized compensation expense on a pretax basis of approximately $21 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING
Delphi Technologies operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with DC/DC converters and inverters.

•
Delphi Technologies Aftermarket, which sells aftermarket products to independent aftermarket and original equipment service customers. This segment also supplies a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

•	Eliminations and Other, which includes the elimination of inter-segment transactions.
The accounting policies of the segments are the same as those described in Note 2. Significant Accounting Policies, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Delphi Technologies’ chief operating decision maker regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to the segments.
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring, costs related to the Separation, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), and asset impairments (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
In connection with the Separation, Delphi Technologies reorganized its management reporting structure by consolidating its Fuel Injection Systems (“FIS”) product line with its Powertrain Products (“PTP”) product line into one global Internal Combustion Engine (“ICE”) product line within the Powertrain Systems segment. This reorganization was made to better align the product offerings with the Company’s approach to managing the markets and customers served by the ICE product line. There were no changes made to the reporting structure of the electronics and electrification product line, which remains within the Powertrain Systems segment. Consistent with this change in the Company’s management reporting structure and basis of financial information used by the chief operating decision maker, the prior period revenues related FIS and PTP product lines have been consolidated within the ICE product line included in the net sales by major product group table presented below. This change had no impact on the consolidated financial statements.
Included below are sales and operating data for the Company’s segments for the years ended December 31, 2017, 2016 and 2015, as well as balance sheet data as of December 31, 2017 and 2016.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$4,222	$947	$(320)	$4,849
Depreciation and amortization (2)	$194	$7	$—	$201
Adjusted operating income	$562	$75	$—	$637
Operating income (3)	$392	$54	$—	$446
Equity income	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$34	$—	$—	$34
Capital expenditures	$189	$3	$5	$197

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2016:
Net sales	$3,837	$924	$(275)	$4,486
Depreciation and amortization (4)	$202	$8	$—	$210
Adjusted operating income	$418	$94	$—	$512
Operating income (5)	$239	$81	$—	$320
Net income attributable to noncontrolling interest	$32	$—	$—	$32
Capital expenditures	$169	$2	$—	$171

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2015:
Net sales	$3,729	$963	$(285)	$4,407
Depreciation and amortization (6)	$178	$11	$—	$189
Adjusted operating income	$428	$98	$—	$526
Operating income (7)	$309	$94	$—	$403
Net income attributable to noncontrolling interest	$34	$—	$—	$34
Capital expenditures	$197	$4	$—	$201

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)	Includes asset impairment charges of $12 million within Powertrain Systems.

(3)
Includes charges recorded in 2017 related to costs associated with employee termination benefits and other exit costs of $92 million for Powertrain Systems and $6 million for Delphi Technologies Aftermarket.

(4)	Includes asset impairment charges of $28 million within Powertrain Systems.

(5)
Includes charges recorded in 2016 related to costs associated with employee termination benefits and other exit costs of $151 million for Powertrain Systems and $10 million for Delphi Technologies Aftermarket.

(6)	Includes asset impairment charges of $9 million within Powertrain Systems.

(7)
Includes charges recorded in 2015 related to costs associated with employee termination benefits and other exit costs of $108 million for Powertrain Systems and $4 million for Delphi Technologies Aftermarket.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2017:
Investment in affiliates	$37	$—	$—	$37
Goodwill	$—	$7	$—	$7
Total segment assets	$4,451	$794	$(1,452)	$3,793
Balance as of December 31, 2016:
Investment in affiliates	$34	$—	$—	$34
Goodwill	$—	$6	$—	$6
Total segment assets	$2,555	$655	$(311)	$2,899

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$562	$75	$—	$637
Restructuring	(92)	(6)	—	(98)
Separation costs	(66)	(15)	—	(81)
Asset impairments	(12)	—	—	(12)
Operating income	$392	$54	$—	446
Interest expense				(15)
Other expense, net				(11)
Income before income taxes and equity income				420
Income tax benefit				(106)
Equity income, net of tax				5
Net income				319
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$285

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$418	$94	$—	$512
Restructuring	(151)	(10)	—	(161)
Other acquisition and portfolio project costs	—	(2)	—	(2)
Asset impairments	(28)	(1)	—	(29)
Operating income	$239	$81	$—	320
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				318
Income tax expense				(50)
Equity income, net of tax				—
Net income				268
Net income attributable to noncontrolling interest				32
Net income attributable to Delphi Technologies				$236

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2015:
Adjusted operating income	$428	$98	$—	$526
Restructuring	(108)	(4)	—	(112)
Other acquisition and portfolio project costs	(2)	—	—	(2)
Asset impairments	(9)	—	—	(9)
Operating income	$309	$94	$—	403
Interest expense				(3)
Other income, net				(2)
Income before income taxes and equity income				398
Income tax expense				(92)
Equity income, net of tax				—
Net income				306
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$272
Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2017, 2016 and 2015. Net property data is as of December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
United States (2)	$1,340	$263	$1,297	$214	$1,132	$189
Other North America	5	25	6	22	7	20
Europe, Middle East & Africa (3)	2,030	677	1,995	613	2,087	704
Asia Pacific (4)	1,335	328	1,071	270	1,045	272
South America	139	23	117	23	136	17
Total	$4,849	$1,316	$4,486	$1,142	$4,407	$1,202

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes the Company’s country of domicile, Jersey, and the country of the Company’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $733 million, $674 million, and $728 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had net property in the United Kingdom of $157 million, $146 million, and $188 million as of December 31, 2017, 2016 and 2015, respectively. The largest portion of net sales in the Europe, Middle East & Africa region was $733 million in the United Kingdom, $674 million in the United Kingdom and $728 million in the United Kingdom for the years ended December 31, 2017, 2016 and 2015, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

Net sales to outside customers by major product group were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Internal Combustion Engine Products	$2,860	$2,634	$2,677
Electronics & Electrification	1,042	928	767
Independent Aftermarket	621	594	617
Original Equipment Service	326	330	346
Net sales	$4,849	$4,486	$4,407

21. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results for 2017 and 2016.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2017
Net sales	$1,168	$1,187	$1,205	$1,289	$4,849
Cost of sales (1)	926	947	976	1,032	3,881
Gross profit	$242	$240	$229	$257	$968
Operating income (2)	$148	$79	$113	$106	$446
Net income	111	56	87	$65	$319
Net income attributable to noncontrolling interest	8	8	9	$9	34
Net income attributable to Delphi Technologies	$103	$48	$78	$56	$285
Basic net income per share attributable to Delphi Technologies (3)	$1.16	$0.54	$0.88	$0.63	$3.22
Weighted average number of basic shares outstanding (4)	88.61	88.61	88.61	88.61	88.61
Diluted net income per share attributable to Delphi Technologies (3)	$1.16	$0.54	$0.88	$0.63	$3.21
Weighted average number of diluted shares outstanding (4)	88.61	88.61	88.61	88.79	88.66

2016
Net sales	$1,117	$1,146	$1,077	$1,146	$4,486
Cost of sales	916	953	882	938	3,689
Gross profit	$201	$193	$195	$208	$797
Operating income (loss) (5)	$116	$(9)	$101	$112	$320
Net income (loss)	101	(5)	84	88	268
Net income attributable to noncontrolling interest	8	7	7	10	32
Net income (loss) attributable to Delphi Technologies	$93	$(12)	$77	$78	$236
Basic net income (loss) per share attributable to Delphi Technologies (3)	$1.05	$(0.14)	$0.87	$0.88	$2.66
Weighted average number of basic shares outstanding (4)	88.61	88.61	88.61	88.61	88.61
Diluted net income (loss) per share attributable to Delphi Technologies (3)	$1.05	$(0.14)	$0.87	$0.88	$2.66
Weighted average number of diluted shares outstanding (4)	88.61	88.61	88.61	88.61	88.61

(1)
In the first quarter of 2017, as a result of a commercial agreement entered into for the reimbursement of previously incurred development costs, the Company recorded a reduction of $13 million to cost of sales during the three months ended March 31, 2017.

(2)
In the second quarter of 2017, the Company recorded restructuring charges totaling $66 million, which includes employee-related and other costs, $53 million of which related to the closure of a European manufacturing site.

(3)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(4)	Net income per share for periods prior to the Distribution Date were calculated using the number of shares that were distributed to Former Parent shareholders upon the Separation (88,613,262 shares).

(5)
In the second quarter of 2016, the Company recorded restructuring charges totaling $124 million, which includes employee-related and other costs, $88 million of which related to the closure of a European manufacturing site.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2017. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017 which is included herein.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Delphi Technologies PLC

Opinion on Internal Control over Financial Reporting
We have audited Delphi Technologies PLC’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delphi Technologies PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delphi Technologies PLC as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Detroit, Michigan
February 26, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information called for by Item 10, as to compliance with Section 16(a) of the Exchange Act, is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Company’s 2018 Annual Meeting of Shareholders (the “Proxy Statement”) under the heading “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to the Company’s Proxy Statement under the headings “Board Practices” and “Board Committees.” The information called for by Item 10, as to executive officers, is set forth under Executive Officers of the Registrant in the Supplementary Item in Part I of this Annual Report on Form 10-K. The information called for by Item 10, as to directors, is incorporated by reference to the Company’s Proxy Statement under the headings “Election of Directors” and “Board Practices.”
The Company has adopted a code of ethics, the Code of Ethical Business Conduct, which applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all other employees and non-employee directors of the Company. The Code of Ethical Business Conduct is posted on the Company’s website (delphi.com). The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on the Company’s website, at the address specified above.
The Company’s Corporate Governance Guidelines and charters for each Committee of its Board of Directors are also available on the Company’s website. The Code of Ethical Business Conduct, Corporate Governance Guidelines and charters are also available in print to any shareholder who submits a request to: Corporate Secretary, Delphi Technologies PLC, 1 Angel Court, 10th Floor, London, EC2R 7HJ, United Kingdom.
Information on the Company’s website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated by reference to the Company’s Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12, as to security ownership of certain beneficial owners, directors and management, is incorporated by reference to the Company’s Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management.”
Information as of December 31, 2017 about the Company’s ordinary shares that may be issued under all of its equity compensation plans is set forth in Part II Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13, as to director independence, is incorporated by reference to the Company’s Proxy Statement under the heading “Board Practices.” The information called for by Item 13, as to related person transactions, is incorporated by reference to the Company’s Proxy Statement under the heading “Relationships and Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated by reference to the Company’s Proxy Statement under the heading “Independent Registered Public Accounting Firm’s Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K.
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2017
Allowance for doubtful accounts	$9	$8	$(1)	$—	$16
Tax valuation allowance (a)(b)	$70	$20	$(12)	$118	$196
December 31, 2016:
Allowance for doubtful accounts	$8	$2	$(1)	$—	$9
Tax valuation allowance (a)	$77	$—	$(4)	$(3)	$70
December 31, 2015:
Allowance for doubtful accounts	$7	$5	$(4)	$—	$8
Tax valuation allowance (a)	$66	$18	$—	$(7)	$77

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

(b)	Other Activity primarily represents the transfer of certain deferred tax assets and the related valuation allowance from the Former Parent as a result of the Separation.
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits: (including those incorporated by reference)

Exhibit Number	Description
*2.1	Separation and Distribution Agreement dated November 15, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC)
3.1	Memorandum and Articles of Association of the Company
4.1
Senior Notes Indenture, dated as of September  28, 2017, among Delphi Jersey Holdings plc (renamed Delphi Technologies PLC), the guarantors named therein, U.S. Bank National Association as Trustee, and U.S. Bank National Association as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

4.2
Supplemental Indenture, dated December 4, 2017, by and between Delphi Technologies PLC, the Guaranteeing Parties (as defined in the Supplemental Indenture) and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on December 8, 2017, File No. 001-38110)

10.1
Credit Agreement, dated as of September  7, 2017, among Delphi Jersey Holdings plc (renamed Delphi Technologies PLC), Delphi Powertrain Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

*+10.2	Contract of Employment, dated as of December 6, 2017, between the Company and Mr. Liam Butterworth
+10.3	Offer letter for Vivid Sehgal, dated September 19, 2017 (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017)
+10.4
Offer letter for James Harrington, dated September  1, 2017 (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017)

*+10.5	Contract of Employment, dated December 6, 2017, between the Company and Mr. Mike Clarke
*+10.6	Long-Term Incentive Plan
*+10.7	Annual Incentive Plan
* +10.8	Leadership Incentive Plan
*+10.9	Executive Severance Plan
*+10.10	Change in Control Severance Plan
+10.11
Form of Performance-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.12
Form of Performance-Based RSU Award for founders grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.13
Form of Time-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.14
Form of Time-Based RSU Award for founders grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.15
Form of Time-Based RSU Award for new hires pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

*10.16	Transition Services Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC)
*10.17	Employee Matters Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC)
*10.18	Form of Contract Manufacturing Services Agreement, dated December 4, 2017, between certain subsidiaries of Aptiv PLC (fka Delphi Automotive PLC) and certain subsidiaries of Delphi Technologies PLC
*10.19	Tax Matters Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC)
+10.20
Form of  Non-Employee Director RSU Award Agreement for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended June 30, 2012, File No. 001-35346)

+10.21
Form of Officer Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.22
Form of Officer Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2016, File No. 001-35346)

+10.23
Form of Officer Time-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.24
Form of Continuity Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.25
Form of Continuity Time-Based RSU for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

*12.1	Computation of Ratio of Earnings to Fixed Charges
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Ernst & Young LLP
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
*101.INS	XBRL Instance Document#
*101.SCH	XBRL Taxonomy Extension Schema Document#
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 26, 2018, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Liam Butterworth	President, Chief Executive Officer & Director (Principal Executive Officer)
Liam Butterworth

/s/ Vivid Sehgal	Chief Financial Officer (Principal Financial Officer)
Vivid Sehgal

/s/ Jeffrey Sesplankis	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey Sesplankis

/s/ Timothy M. Manganello	Chairman of the Board of Directors
Timothy M. Manganello

/s/ Robin J. Adams	Director
Robin J. Adams

/s/ Joseph S. Cantie	Director
Joseph S. Cantie

/s/ Nelda J. Connors	Director
Nelda J. Connors

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ David S. Haffner	Director
David S. Haffner

/s/ Helmut Leube	Director
Helmut Leube

/s/ Hari N. Nair	Director
Hari N. Nair

/s/ MaryAnn Wright	Director
MaryAnn Wright