Form 10-Q
period 2018-03-31
Delphi Technologies PLC
filed 2018-05-09
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-38110
______________________________________________________________________________________
 DELPHI TECHNOLOGIES PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Jersey	98-1367514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Angel Court
10th Floor
London, EC2R 7HJ
United Kingdom
(Address of principal executive offices)
011-44-020-305-74300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒.		Accelerated filer	☐.
Non-accelerated filer	☐.	(Do not check if a smaller reporting company)	Smaller reporting company	☐.
			Emerging growth company	☐.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of May 4, 2018, was 88,785,733.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions, except per share amounts)
Net sales	$1,296	$1,168
Operating expenses:
Cost of sales	1,046	926
Selling, general and administrative	97	80
Amortization	4	4
Restructuring (Note 8)	11	10
Total operating expenses	1,158	1,020
Operating income	138	148
Interest expense	(20)	(1)
Other income (expense), net (Note 18)	6	(6)
Income before income taxes and equity income	124	141
Income tax expense	(22)	(31)
Income before equity income	102	110
Equity income, net of tax	3	1
Net income	105	111
Net income attributable to noncontrolling interest	7	8
Net income attributable to Delphi Technologies	$98	$103

Net income per share attributable to Delphi Technologies:
Basic	$1.10	$1.16
Diluted	$1.10	$1.16

Weighted average ordinary shares outstanding:
Basic	88.71	88.61
Diluted	88.92	88.61

Cash dividends declared per share	$0.17	$—
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
Net income	$105	$111
Other comprehensive income:
Currency translation adjustments	31	29
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 16)	(1)	—
Employee benefit plans adjustment, net of tax	(8)	4
Other comprehensive income	22	33
Comprehensive income	127	144
Comprehensive income attributable to noncontrolling interests	9	9
Comprehensive income attributable to Delphi Technologies	$118	$135
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$316	$338
Restricted cash	1	1
Accounts receivable, net	1,058	1,090
Inventories, net (Note 4)	498	498
Other current assets (Note 5)	132	131
Total current assets	2,005	2,058
Long-term assets:
Property, net	1,336	1,316
Investments in affiliates	39	37
Intangible assets and goodwill, net (Note 2)	79	82
Deferred income taxes (Note 13)	179	178
Other long-term assets (Note 5)	140	122
Total long-term assets	1,773	1,735
Total assets	$3,778	$3,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$23	$20
Accounts payable	819	931
Accrued liabilities (Note 6)	467	445
Total current liabilities	1,309	1,396
Long-term liabilities:
Long-term debt (Note 9)	1,507	1,515
Pension and other postretirement benefit obligations (Note 10)	546	531
Other long-term liabilities (Note 6)	114	119
Total long-term liabilities	2,167	2,165
Total liabilities	3,476	3,561
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 88,764,927 and 88,613,262 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	399	431
Retained earnings	90	7
Accumulated other comprehensive loss (Note 15)	(351)	(371)
Total Delphi Technologies shareholders’ equity	139	68
Noncontrolling interest	163	164
Total shareholders’ equity	302	232
Total liabilities and shareholders’ equity	$3,778	$3,793
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$105	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46	44
Amortization	4	4
Amortization of deferred issuance costs	1	—
Restructuring expense, net of cash paid	(7)	(14)
Deferred income taxes	2	—
Pension and other postretirement benefit expenses	11	11
Income from equity method investments, net of dividends received	(3)	(1)
Share-based compensation	5	5
Changes in operating assets and liabilities:
Accounts receivable, net	(23)	(96)
Inventories	(1)	(32)
Other assets	(9)	(17)
Accounts payable	(74)	(5)
Accrued and other long-term liabilities	24	(10)
Other, net	5	27
Pension contributions	(11)	(11)
Net cash provided by operating activities	75	16
Cash flows from investing activities:
Capital expenditures	(66)	(51)
Proceeds from sale of property	1	—
Cost of technology investments	(7)	—
Net cash used in investing activities	(72)	(51)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(1)	(1)
Repayments under long-term debt agreements	(5)	—
Dividend payments of consolidated affiliates to minority shareholders	(10)	(10)
Distribution of cash dividends	(15)	—
Taxes withheld and paid on employees’ restricted share awards	(2)	—
Other net transfers from Former Parent	—	2
Net cash used in financing activities	(33)	(9)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	8	4
Decrease in cash, cash equivalents and restricted cash	(22)	(40)
Cash, cash equivalents and restricted cash at beginning of the period	339	101
Cash, cash equivalents and restricted cash at end of the period	$317	$61
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	98	—	98	7	105
Other comprehensive income	—	—	—	—	20	20	2	22
Dividends on ordinary shares	—	—	—	(15)	—	(15)	(10)	(25)
Separation related adjustments	—	—	(32)	—	—	(32)	—	(32)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2018	89	$1	$399	$90	$(351)	$139	$163	$302
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent, publicly-traded company formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro rata distribution to Delphi Automotive PLC shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC held by Delphi Automotive PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began “regular way” trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017 (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC and include the results of the Former Parent’s Powertrain Systems segment).
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
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Delphi Technologies Aftermarket segment also remanufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
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
At the time of the Separation, we used available information to develop our best estimates for certain assets and liabilities related to the Separation. In certain instances, final determination of the Separation-related balances will be made in subsequent periods, and any adjustments, if necessary, are recorded to shareholders’ equity when determined.
The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. All adjustments, consisting of normal recurring items, which are necessary for a fair presentation, have been included. The consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi Technologies 2017 Annual Report on Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements include the accounts of Delphi Technologies’ United States (“U.S.”) and non-U.S. subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated. For periods prior to December 4, 2017, transactions between the Company and the Former Parent have been included in the financial statements within Former Parent net investment. Prior to December 4, 2017, expenses related to corporate allocations from the Former Parent to the Company were considered to be effectively settled for cash in the financial statements at the time the transaction was recorded. Prior to the Separation, transactions between the Company and the Former Parent’s other subsidiaries were classified as related party, rather than intercompany, transactions within the consolidated financial statements.
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
During the three months ended March 31, 2018, Delphi Technologies made a $7 million investment in PolyCharge America, Inc. (“PolyCharge”), a start-up established to commercialize a new capacitor technology, over which the Company does not exert significant influence.
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the three months ended March 31, 2018 or 2017. These investments are classified within other long-term assets in the consolidated balance sheets.
The Company monitors its equity investments, including those measured at fair value and those that do not have readily determinable fair values, for indicators of impairments or upward adjustments, on an ongoing basis. If the Company determines that such an indicator is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
Revenue recognition—We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our production parts or aftermarket parts. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. We estimate the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority that we collect concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Delphi Technologies Aftermarket provides certain customers with a right of return. We recognize an estimated return asset (and adjust for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of March 31, 2018, we had return assets of $9 million included in other current assets.
Refer to Note 12. Revenue and Note 5. Assets for additional information.
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted-average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. Refer to Note 14. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Rebates—The Company accrues for rebates pursuant to specific arrangements primarily with certain aftermarket customers. Rebates generally provide for price reductions based upon purchase volumes and are recorded as a reduction of sales as earned by such customers.

Cash and cash equivalents—Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less.
Accounts receivable—Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral for its trade receivables.
Sales of receivables are accounted for in accordance with the FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Agreements which result in true sales of the transferred receivables, as defined in ASC 860, which occur when receivables are transferred to a third party without recourse to the Company, are excluded from amounts reported in the consolidated balance sheets. Cash proceeds received from such sales are included in operating cash flows. The expenses associated with receivables factoring are recorded in the consolidated statements of operations within interest expense.
Intangible assets—Intangible assets were $72 million and $75 million as of March 31, 2018 and December 31, 2017, respectively. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $4 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.
Goodwill—Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company tests for goodwill impairment at the reporting unit level. Our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management.
There were no indicators of potential goodwill impairment during the three months ended March 31, 2018. Goodwill was $7 million and $7 million as of March 31, 2018 and December 31, 2017, respectively.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 7. Warranty Obligations for additional information.
Income taxes—Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 13. Income Taxes for additional information.
Restructuring—Delphi Technologies continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi Technologies no longer derives economic benefit from a contract or ceases to use a leased facility. All other exit costs are expensed as incurred. Refer to Note 8. Restructuring for additional information.

Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Exposure to fluctuations in currency exchange rates are managed by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Delphi Technologies. We do not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, we identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. We do not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Refer to Note 16. Derivatives and Hedging Activities and Note 17. Fair Value of Financial Instruments for additional information.
Customer concentrations—There were no customers with greater than 10% of our net sales for the three months ended March 31, 2018 and March 31, 2017.
Recently adopted accounting pronouncements—Delphi Technologies adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 using the modified retrospective method. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. Topic 606 was applied to contracts with customers which were not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 12. Revenue for additional information.
Delphi Technologies adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018. This guidance makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. Entities with equity investments that do not have a readily determinable fair value, and do not qualify for the practical expedient in ASC 820 to estimate fair value using the net asset value per share, may elect to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Delphi Technologies adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, as Company’s treatment of the relevant affected items within its consolidated statement of cash flows is generally consistent with the requirements of this guidance.
Delphi Technologies adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, in the first quarter of 2018. This guidance requires that the tax effects of all intra-entity sales of assets other than inventory be recognized in the period in which the transaction occurs. The guidance was applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Delphi Technologies adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have a significant impact on Company’s consolidated financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statement of cash flows, as opposed to being excluded from these totals.

Delphi Technologies elected to early adopt ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, in the first quarter of 2018. This guidance expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, other than modifications to the disclosures. Refer to Note 16. Derivatives and Hedging Activities for additional details.
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated financial statements as the Company has a significant number of operating leases. As further described in our Annual Report on Form 10-K as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $85 million.
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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to clarify certain guidance within ASU 2016-01. This includes an amendment to clarify that an entity measuring an equity investment using the measurement alternative may change its measurement approach to a fair value method in accordance with ASC 820, through an irrevocable election that would apply to that investment and all identical or similar investments. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted as long as the entity has adopted ASU 2016-01. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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
Prior to the Separation, total purchases from other affiliates of the Former Parent totaled $22 million for the three months ended March 31, 2017.
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
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

Three Months Ended March 31, 2017	Expense Allocated
(in millions)
Cost of sales	$11
Selling, general and administrative	33
Total allocated cost from Former Parent	$44
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

4. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2018	December 31, 2017

	(in millions)
Productive material	$236	$217
Work-in-process	47	35
Finished goods	215	246
Total	$498	$498

5. ASSETS
Other current assets consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$57	$59
Prepaid insurance and other expenses	12	6
Reimbursable engineering costs	16	20
Notes receivable	31	39
Income and other taxes receivable	5	5
Deposits to vendors	2	2
Return assets (Note 2)	9	—
Total	$132	$131
Other long-term assets consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Debt issuance costs	$4	$4
Income and other taxes receivable	64	57
Reimbursable engineering costs	2	—
Value added tax receivable	1	1
Investment in Tula (Note 2)	21	21
Investment in PolyCharge (Note 2)	7	—
Other	41	39
Total	$140	$122

6. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Payroll-related obligations	$46	$49
Employee benefits	17	29
Income and other taxes payable	66	63
Warranty obligations (Note 7)	67	64
Restructuring (Note 8)	56	54
Customer deposits	7	7
Freight	18	19
Outside services	15	14
Derivative financial instruments (Note 14)	4	—
Accrued interest	23	12
Deferred cost reimbursement	9	10
Accrued rebates	31	30
Deferred reimbursable engineering	23	14
Other	85	80
Total	$467	$445
Other long-term liabilities consisted of the following:

	March 31, 2018	December 31, 2017

	(in millions)
Environmental (Note 11)	$3	$3
Warranty obligations (Note 7)	32	33
Restructuring (Note 8)	41	47
Accrued income taxes	16	15
Deferred income taxes, net (Note 13)	14	14
Other	8	7
Total	$114	$119

7. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of March 31, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2018 to be $0 million to $20 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$97
Provision for estimated warranties incurred during the period	10
Changes in estimate for pre-existing warranties	3
Settlements made during the period (in cash or in kind)	(12)
Foreign currency translation and other	1
Accrual balance at end of period	$99

8. RESTRUCTURING
The Company’s restructuring activities are undertaken as necessary to implement management’s strategy, streamline operations, take advantage of available capacity and resources, and ultimately achieve net cost reductions. These activities generally relate to the realignment of existing manufacturing capacity and closure of facilities and other exit or disposal activities, either in the normal course of business or pursuant to significant restructuring programs.
As part of Delphi Technologies’ continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $11 million during the three months ended March 31, 2018, of which $8 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and $1 million was recognized for programs implemented to reduce global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $10 million during the three months ended March 31, 2017.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $18 million and $24 million in the three months ended March 31, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2018 and 2017 by operating segment:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Powertrain Systems	$11	$4
Delphi Technologies Aftermarket	—	6
Total	$11	$10
The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$98	$3	$101
Provision for estimated expenses incurred during the period	11	—	11
Payments made during the period	(16)	(2)	(18)
Foreign currency and other	3	—	3
Accrual balance at March 31, 2018	$96	$1	$97

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $5 and $5 unamortized issuance costs)	$740	$745
$800 million Senior Notes at 5.00%, due 2025 (net of $13 and $14 unamortized issuance costs and $4 and $4 discount, respectively)	783	782
Other	7	8
Total debt	1,530	1,535
Less: current portion	(23)	(20)
Long-term debt	$1,507	$1,515
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred approximately $9 million of issuance costs in connection with the Credit Agreement. As of March 31, 2018, there were no amounts drawn on the Revolving Credit Facility.
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

	March 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of March 31, 2018, are detailed below:

		Borrowings as of
		March 31, 2018	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2018
Term Loan A Facility	LIBOR plus 1.75%	$745	3.44%

Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of March 31, 2018.
We are obligated to make quarterly principal payments throughout the term of the Term Loan A Facility according to the amortization provisions in the Credit Agreement. Such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of March 31, 2018.
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
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. We incurred approximately $14 million of issuance costs in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation, in December 2017. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of March 31, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the periods ended March 31, 2018 and December 31, 2017, $20 million and $92 million of receivables were sold under these arrangements, and expenses of $1 million and $3 million, respectively, were recognized within interest expense.

Capital leases—As of March 31, 2018 and December 31, 2017, approximately $1 million and $1 million, respectively, of capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $9 million and less than $1 million, for the three months ended March 31, 2018 and 2017, respectively.

10. PENSION BENEFITS
The Company sponsors defined benefit pension plans for certain employees and retirees outside of the U.S. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topic 715, Compensation—Retirement Benefits. The Company’s primary non-U.S. plans are located in the United Kingdom (“U.K.”), France and Mexico. The U.K. and certain Mexican plans are funded. In addition, the Company has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. Delphi Technologies does not have any U.S. pension assets or liabilities.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Service cost	$10	$8
Interest cost	9	8
Expected return on plan assets	(14)	(11)
Amortization of actuarial losses	6	6
Net periodic benefit cost	$11	$11
Other postretirement benefit obligations were less than $1 million and $1 million at March 31, 2018 and December 31, 2017, respectively.

11. COMMITMENTS AND CONTINGENCIES
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
Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi Technologies believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of March 31, 2018, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2018, claims totaling approximately $20 million (using March 31, 2018 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of March 31, 2018, the Company maintains accruals for these asserted claims of $5 million (using March 31, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $15 million.

Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Delphi Technologies cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At March 31, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

12. REVENUE
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. The standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The Company generally recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. From time to time, we enter into pricing agreements with our customers that provide for price reductions, some of which are conditional upon achieving certain criteria. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
Nature of Goods
The majority of our revenue is recorded at a point in time as defined by ASC 606 as the customers obtain control of the product upon title transfer and not as the product is manufactured or developed. For certain customers, based on specific terms and conditions pertaining to termination for convenience, Delphi Technologies concluded that it had an enforceable right to payment for performance completed to date and the products have no alternative use to the Company, which requires the recognition of revenue over time as defined by ASC 606. The impact on both revenue and operating income from recognizing revenue over time instead of point in time is not significant.
The major product groups within the Powertrain Systems operating segment include internal combustion engine products and electronics & electrification products. The major product groups within the Delphi Technologies Aftermarket operating segment include aftermarket products sold to independent aftermarket customers and original equipment service customers. The amount of revenue recognized for these products is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Our payment terms are based on customary business practices and vary by customer type and products offered. The term between invoicing and when payment is due is not significant.
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended March 31,
	2018	2017
	(in millions)
North America	$356	$344
Europe	566	499
Asia Pacific	339	291
South America	35	34
Total	$1,296	$1,168

In the following table, net sales is disaggregated by major product group within each operating segment:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Three Months Ended March 31, 2018:
Internal Combustion Engine Products	$867	$—	$(72)	$795
Electronics & Electrification	286	—	(2)	284
Independent Aftermarket	—	155	—	155
Original Equipment Service	—	62	—	62
Total	$1,153	$217	$(74)	$1,296
For the Three Months Ended March 31, 2017:
Internal Combustion Engine Products	$775	$—	$(75)	$700
Electronics & Electrification	248	—	(2)	246
Independent Aftermarket	—	148	—	148
Original Equipment Service	—	74	—	74
Total	$1,023	$222	$(77)	$1,168

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of March 31, 2018, the recognition of revenue over time resulted in approximately $2 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of March 31, 2018, as defined by ASC 606.
Practical Expedients and Exemptions
For our Powertrain Systems segment, we define the contract with the customer as the combination of a current purchase order and a current production schedule issued by the customer. For our Delphi Technologies Aftermarket segment, we define the contract with the customer as the combination of a current purchase order and a master agreement with the customer. Although there are instances where the master agreements may extend beyond one year, there are generally no purchase orders with an expected duration beyond a year.
There are generally no performance obligations outstanding beyond a year. We generally do not enter into fixed long-term supply agreements. We apply the exemption in ASC 606 and do not disclose information about remaining performance obligations that have original expected durations of one year or less.
In addition, we apply the practical expedient in ASC 340 and immediately expense contract acquisition costs when incurred, including sales commissions, because the amortization period would be one year or less.

13. INCOME TAXES
At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or as our tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.
The Company’s income tax expense and effective tax rate for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017

	(dollars in millions)
Income tax expense	$22	$31
Effective tax rate	18%	22%
The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended March 31, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The effective tax rate for the three months ended March 31, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of $8 million.
Additionally, the Company’s tax rate was impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) in the United States on December 22, 2017, which provided for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We consider our effective tax rate calculation, to the extent related to the effects of the Act, to be provisional pursuant to the guidance in SEC Staff Accounting Bulletin No. 118, primarily due to lack of clarity at the balance sheet date related to the state tax impacts of federal tax reform, which resulted in our use of estimates to compute our future blended tax rate, as well as to the lack of clarity regarding the tax treatment of certain of our intercompany transactions.  If we are required to change the taxes we have provided related to our U.S. business based on further analysis and regulatory guidance at the federal and state level issued subsequent to the issuance of these statements, we will record such adjustments to income tax expense in the period that the amounts are determined. The Company was not affected by the Transition Tax provisions of the Act, which impose a U.S. tax upon unremitted earnings of non-U.S. subsidiaries which would have been subject to U.S. tax when remitted under the law in effect prior to the Act. The Company’s U.S. subsidiary does not hold any investments in non-U.S. operations.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $21 million and $11 million for the three months ended March 31, 2018 and 2017 respectively.

14. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2018	2017

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$98	$103
Denominator:
Weighted average ordinary shares outstanding, basic	88.71	88.61
Dilutive shares related to restricted stock units (“RSUs”)	0.21	—
Weighted average ordinary shares outstanding, including dilutive shares	88.92	88.61

Net income per share attributable to Delphi Technologies:
Basic	$1.10	$1.16
Diluted	$1.10	$1.16
Anti-dilutive securities share impact	—	—
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
First quarter	$0.17	$15
Total	$0.17	$15
In addition, in April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable May 16, 2018 to shareholders of record at the close of business on May 8, 2018.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three months ended March 31, 2018 and 2017 are shown below.

	Three Months Ended March 31,
	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(85)	$(419)
Aggregate adjustment for the period (1)	29	28
Balance at end of period	(56)	(391)

Gains (losses) on derivatives:
Balance at beginning of period	—	—
Other comprehensive income before reclassifications (net tax effect of $0 and $0)	(1)	—
Reclassification to income (net tax effect of $0 and $0)	—	—
Balance at end of period	(1)	—

Pension and postretirement plans:
Balance at beginning of period	(286)	(292)
Other comprehensive income before reclassifications (net tax effect of $2 and $2)	(13)	(1)
Reclassification to income (net tax effect of $1 and $1)	5	5
Balance at end of period	(294)	(288)

Accumulated other comprehensive loss, end of period	$(351)	$(679)

(1)
Includes losses of less than $1 million for the three months ended March 31, 2018 related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2018	2017

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(6)	$(6)	Other expense (1)
	(6)	(6)	Income before income taxes
	1	1	Income tax expense
	(5)	(5)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(5)	$(5)	Net income attributable to Delphi Technologies

Total reclassifications for the period	$(5)	$(5)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

16. DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges
Delphi Technologies is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, Delphi Technologies aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, Delphi Technologies enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. Delphi Technologies assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
As of March 31, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan Renminbi	373	RMB	$60
Mexican Peso	344	MXN	20
Euro	16	EUR	20
Singapore Dollar	13	SGD	10
The Company had additional foreign currency forward contracts designated as cash flow hedges with notional amounts that individually amounted to less than $10 million. As of March 31, 2018, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to March 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of March 31, 2018 were approximately $1 million (approximately $1 million, net of tax). Of this total, approximately less than $1 million of gains/losses are expected to be included in cost of sales within the next 12 months and $1 million of gains/losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
Net Investment Hedges
The Company is also exposed to the risk that adverse changes in foreign currency exchange rates could impact its net investment in non-U.S. subsidiaries. To manage this risk, the Company designated a qualifying non-derivative instrument, foreign currency-denominated debt, as a net investment hedge of certain non-U.S. subsidiaries. The gains or losses on instruments designated as net investment hedges are recognized within OCI to offset changes in the value of the net investment in these foreign currency-denominated operations. Gains and losses reported in accumulated other comprehensive income (loss) are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment.
Derivatives Not Designated as Hedges
On certain occasions the Company enters into certain foreign currency contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of foreign currency derivatives recorded in the consolidated balance sheets as of March 31, 2018. There were no derivative financial instruments outstanding as of December 31, 2017.

Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
Balance Sheet Location*	March 31, 2018	Balance Sheet Location*	March 31, 2018	March 31, 2018

(in millions)
Designated as cash flow hedges:
Accrued liabilities	$—	Accrued liabilities	$1	$(1)
Other long-term liabilities	1	Other long-term liabilities	1	—

Total designated as hedges	$1		$2

Derivatives not designated as hedges:
Accrued liabilities	—	Accrued liabilities	3	(3)
Total not designated as hedges	$—		$3
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net liability position as of March 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the foreign currency derivatives in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2018 is as follows:

Three Months Ended March 31, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges	$(1)	$—
Total	$(1)	$—

Loss Recognized in Income

(in millions)
Derivatives not designated	$(4)
Total	$(4)
The gain or loss reclassified from OCI into income of designated and not designated derivative instruments were recorded to other income, net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2018 were immaterial.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair Value Measurements on a Recurring Basis
Derivative instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Delphi Technologies’ derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi Technologies estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. Delphi Technologies also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the foreign currency exposures by counterparty. When Delphi Technologies is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi Technologies is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
In certain instances where market data is not available, Delphi Technologies uses management judgment to develop assumptions that are used to determine fair value. This could include situations of market illiquidity for a particular currency or commodity or where observable market data may be limited. In those situations, Delphi Technologies generally surveys investment banks and/or brokers and utilizes the surveyed prices and rates in estimating fair value.
As of March 31, 2018, Delphi Technologies was in a net derivative liability position of $4 million, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of March 31, 2018 Delphi Technologies had the following liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2018:
Foreign currency derivatives	$(4)	$—	$(4)	$—
Total	$(4)	$—	$(4)	$—

Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of capital leases, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2018 and December 31, 2017, total debt was recorded at $1,530 million and $1,535 million, respectively, and had estimated fair values of $1,516 million and $1,566 million, respectively. For all other financial instruments recorded at March 31, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2018, Delphi Technologies recorded non-cash asset impairment charges totaling less than $1 million within cost of sales related to declines in the fair values of certain fixed assets. During the three months ended March 31, 2017, Delphi Technologies recorded non-cash asset impairment charges totaling $4 million within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended March 31,
	2018	2017

	(in millions)
Interest income	$1	$—
Components of net periodic benefit cost other than service cost (Note 10)	(1)	(3)
Other, net	6	(3)
Other income (expense), net	$6	$(6)

19. SHARE-BASED COMPENSATION
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

Board of Director Awards
On December 31, 2017, Delphi Technologies granted 7,506 RSUs to the non-employee members of the Board of Directors who were not members of the Former Parent’s Board of Directors at a grant date fair value of approximately $0.4 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on December 29, 2017. The awards are time-based vesting RSUs. The RSUs vested on April 25, 2018, and 20,806 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $1 million. In addition, 1,679 ordinary shares were withheld to cover the minimum U.K. withholding taxes.

On April 26, 2018, Delphi Technologies granted 34,756 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 26, 2018. The RSUs will vest on April 24, 2019, the day before the 2019 annual meeting of shareholders.

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

Metric	2018 Grant	2016 - 2017 Former Parent Grants	2013 - 2015 Former Parent Grants
Average return on net assets (1)	50%	50%	50%
Cumulative net income	25%	25%	N/A
Cumulative earnings per share (2)	N/A	N/A	30%
Relative total shareholder return (3)	25%	25%	20%

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

(3)
Relative total shareholder return is measured by comparing the average closing price per share of the Company’s ordinary shares for the defined period at the end of the performance period to the average closing price per share of the Company’s ordinary shares for the defined period at the beginning of the performance period, including dividends, and assessed against a comparable measure of competitor and peer group companies.

The details of the executive grant are as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2018	0.3	$16	Annually on the anniversary grant date, 2019-2021	December 31, 2020
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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	712	$37.34
Granted	490	48.43
Vested	(100)	37.29
Forfeited	(11)	38.13
Nonvested, March 31, 2018	1,091	42.31
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $5 million ($5 million, net of tax) and $5 million ($4 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2018 and 2017, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2018, unrecognized compensation expense on a pretax basis of approximately $42 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING
Delphi Technologies operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with DC/DC converters and inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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
Included below are sales and operating data for Delphi Technologies’ segments for the three months ended March 31, 2018 and 2017.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Net sales	$1,153	$217	$(74)	$1,296
Depreciation & amortization	$49	$1	$—	$50
Adjusted operating income	$142	$17	$—	$159
Operating income	$123	$15	$—	$138
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$7	$—	$—	$7

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Net sales	$1,023	$222	$(77)	$1,168
Depreciation & amortization	$46	$2	$—	$48
Adjusted operating income	$150	$12	$—	$162
Operating income	$142	$6	$—	$148
Equity income, net of tax	$1	$—	$—	$1
Net income attributable to noncontrolling interest	$8	$—	$—	$8

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three months ended March 31, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$142	$17	$—	$159
Restructuring	(11)	—	—	(11)
Separation costs (1)	(8)	(2)	—	(10)
Operating income	$123	$15	$—	138
Interest expense				(20)
Other income, net				6
Income before income taxes and equity income				124
Income tax expense				(22)
Equity income, net of tax				3
Net income				105
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$98

(1)	Separation costs include incremental expenses associated with becoming a stand-alone publicly-traded company.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$150	$12	$—	$162
Restructuring	(4)	(6)	—	(10)
Asset impairments	(4)	—	—	(4)
Operating income	$142	$6	$—	148
Interest expense				(1)
Other expense, net				(6)
Income before income taxes and equity income				141
Income tax expense				(31)
Equity income, net of tax				1
Net income				111
Net income attributable to noncontrolling interest				8
Net income attributable to Delphi Technologies				$103

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by the Company, contain forward-looking statements that reflect, when made, the Company’s current views with respect to future events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•
global and regional economic conditions, including conditions affecting the credit market and those resulting from the United Kingdom referendum held on June 23, 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”;

•	risks inherent in operating as a global company, such as, fluctuations in interest rates and foreign currency exchange rates and economic, political and trade conditions around the world;

•	the cyclical nature of automotive sales and production;

•	the potential disruptions in the supply of and changes in the competitive environment for raw material integral to the Company’s products;

•	the Company’s ability to maintain contracts that are critical to its operations;

•	potential changes to beneficial free trade laws and regulations such as the North American Free Trade Agreement;

•	the ability of the Company to achieve the intended benefits from its separation from its former parent or from acquisitions the Company may make;

•	the ability of the Company to attract, motivate and/or retain key executives;

•	the ability of the Company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or those of its principal customers or suppliers;

•	the ability of the Company to attract and retain customers;

•	new technologies that displace demand for our products and our ability to develop and commercialize new products to meet our customers’ needs;

•	changes in customer preferences and requirements, including any resultant inability to realize the sales represented by our bookings;

•	changes in the costs of raw materials;

•	the Company’s indebtedness, including the amount thereof and capital availability and cost;

•	the cost and outcome of any claims, legal proceedings or investigations;

•	the failure or breach of information technology systems;

•	severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands;

•	acts of war and/or terrorism, as well as the impact of actions taken by governments as a result of further acts or threats of terrorism; and

•	the timing and occurrence (or non-occurrence) of other events or circumstances that may be beyond our control.
Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

•	Separation from Delphi Automotive PLC

•	Executive Overview

•	Consolidated Results of Operations

•	Results of Operations by Segment

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contingencies and Environmental Matters

•	Recently Issued Accounting Pronouncements

•	Critical Accounting Estimates
Within this MD&A, “Delphi Technologies,” the “Company,” “we,” “us” and “our” refer to Delphi Technologies PLC and its subsidiaries, and for periods prior to the Separation, includes the results of the Former Parent’s Powertrain Systems segment.
Separation from Delphi Automotive PLC
On December 4, 2017, Delphi Technologies became an independent publicly-traded company as a result of the distribution by Delphi Automotive PLC (the “ Former Parent”) of 100% of the ordinary shares of Delphi Technologies PLC to Delphi Automotive PLC’s shareholders (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). The Company previously operated substantially as the Former Parent’s Powertrain Systems segment.
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our relationship with the Former Parent following the Separation. These agreements provided for the allocation between Delphi Technologies and Aptiv of the Former Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Delphi Technologies and Aptiv after the Separation. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for descriptions of the material terms of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation. During the three months ended March 31, 2018 Delphi Technologies paid the Former Parent $15 million and $22 million related to the Transition Services Agreement and Contract Manufacturing Services Agreements, respectively.
For details on the basis of presentation see Note 1. General to the unaudited consolidated financial statements included herein.

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
Our product offerings include advanced gas and diesel fuel injection systems (“FIS”), actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our ability to meet regulatory requirements for reduced emissions and increased fuel economy, as well as to provide additional power to support consumer-driven demand for more in-vehicle electronics, will allow us to realize revenue growth in excess of vehicle production growth.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger, cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Company’s Delphi Technologies Aftermarket segment also remanufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
Our total net sales during the three months ended March 31, 2018 were $1.3 billion, an increase of 11% compared to the same period of 2017. The increase in our total net sales is primarily attributable to continued increased volumes in all regions. Our overall lean cost structure, along with above-market sales growth, enabled us to maintain strong gross margins in the three months ended March 31, 2018; generally consistent with the prior year period.
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
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver strong revenue and margin expansion and earnings and cash flow growth. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges. Leveraging the breadth and depth of our engineering capabilities, we believe we have strong positions in fuel injectors, fuel pumps, variable valve timing and variable valve actuation. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see above-market growth driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products helps customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance.

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

•
Continue to Enhance Aftermarket Position. Globally, we plan to gain scale by focusing on higher value, faster growing product lines such as electronics and services, which include diagnostics and remanufacturing. We also seek to accelerate growth by leveraging our regional product program strengths to expand our portfolio across regions. In addition, we expect to benefit from aftermarket growth in key markets around the world, including China.

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

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) increased 3% from 2016 to 2017, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. Following several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease year-over-year in North American production in 2017. Overall global vehicle production remained flat for the three months ended March 31, 2018 and is expected to increase by 2% in 2018. Compared to 2017, vehicle production in 2018 is expected to remain flat in China, increase by 3% in Europe, 16% in South America and 1% in North America.

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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. In 2017, approximately 15% of our annual net sales were generated in the U.K., and approximately 10% were denominated in British pounds.
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
Technologically advanced product portfolio. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations related to fuel efficiency and emissions control on a global basis and to provide additional power to support consumer-driven demand for more in-vehicle electronics. Leveraging the breadth and depth of our engineering capabilities, we have strong positions in FIS technologies. Our injector portfolio maximizes engine uptime and reliability which is especially important for large, long-life commercial vehicle applications. Additionally, we expect continued growth in key technologies such as GDi, variable valve timing, variable valve actuation and power electronics to meet increasing consumer demand for greater performance and power needs. We are focused on providing technologies and solutions which we believe will result in growth rates in excess of vehicle production growth.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically advanced products that meet and exceed our customers’ demands for safety, durability and performance. We have a team of approximately 5,000 scientists, engineers and technicians across 12 major technical centers globally focused on innovating and developing market-relevant product solutions. In 2017, we invested approximately $600 million (which includes approximately $160 million of co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, two-step variable valve actuation and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
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
We maintain a low fixed-cost structure, which provides us with the flexibility to invest in new growth opportunities and remain profitable at all points of the traditional vehicle industry production cycle. As a result, approximately 85% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 13% of the hourly workforce as of March 31, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
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

Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017
The results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,296		$1,168		$128
Cost of sales	1,046		926		(120)
Gross margin	250	19.3%	242	20.7%	8
Selling, general and administrative	97		80		(17)
Amortization	4		4		—
Restructuring	11		10		(1)
Operating income	138		148		(10)
Interest expense	(20)		(1)		(19)
Other income (expense), net	6		(6)		12
Income before income taxes and equity income	124		141		(17)
Income tax expense	(22)		(31)		9
Income before equity income	102		110		(8)
Equity income, net of tax	3		1		2
Net income	105		111		(6)
Net income attributable to noncontrolling interest	7		8		(1)
Net income attributable to Delphi Technologies	$98		$103		$(5)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2018 versus March 31, 2017.

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)
Total net sales	$1,296	$1,168	$128	$55	$93	$(20)	$128
Total net sales for the three months ended March 31, 2018 increased 11% compared to the three months ended March 31, 2017. We experienced volume growth of 3% for the period, primarily as a result of increased sales in Europe and Asia Pacific, and favorable currency impacts, primarily related to the Euro. These increased volumes were partially offset by $16 million of contractual price reductions. Net sales also decreased by $20 million, reflected in Other above, related to net sales during the three months ended March 31, 2017 for the original equipment services business that remained with the Former Parent.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $120 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume (a)	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$1,046	$926	$(120)	$(72)	$(49)	$4	$(3)	$(120)
Gross margin	$250	$242	$8	$(17)	$44	$4	$(23)	$8
Percentage of net sales	19.3%	20.7%

(a)	Presented net of $16 million of contractual price reductions for gross margin variance.
The increase in cost of sales reflects increased volumes, partially offset by improved operational performance and the impacts from currency exchange for the three month period. Cost of sales was also impacted by the following items in Other above:

•	$3 million of costs incurred during the three months ended March 31, 2018 related to commercial settlements;

•	$3 million of increased warranty costs during the three months ended March 31, 2018;

•
The absence of a $17 million reduction to cost of sales during the three months ended March 31, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, offset by $4 million of related asset impairments, in conjunction with a program cancellation by one of the Company’s OEM customers during the three months ended March 31, 2017; offset by

•	Other favorable changes that primarily includes the absence of cost of sales related to the original equipment services business that remained with the Former Parent.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$97	$80	$(17)
Percentage of net sales	7.5%	6.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, and increased as a percentage of sales for the three months ended March 31, 2018 as compared to 2017, primarily due to $10 million of incremental expenses associated with becoming a stand-alone publicly-traded company.

Amortization

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$4	$4	$—
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three months ended March 31, 2018 compared to 2017 reflects the continued amortization of our intangible assets.

Restructuring

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$11	$10	$(1)
Percentage of net sales	0.8%	0.9%
The restructuring expense recorded during the three months ended March 31, 2018 remained generally consistent as compared to the three months ended March 31, 2017, which is primarily attributable to on-going programs focused on the continued rotation of our manufacturing footprint to the best cost locations in Europe.
Restructuring costs of approximately $11 million were recorded during the three months ended March 31, 2018. These charges primarily included $8 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $1 million for programs implemented to reduce global overhead costs.
Restructuring costs of approximately $10 million were recorded during the three months ended March 31, 2017. These charges were primarily attributable to our restructuring programs which focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs.
We expect to continue to incur additional restructuring expense in 2018 and beyond, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 8. Restructuring to the unaudited consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$20	$1	$(19)
The increase in interest expense compared to the prior year period primarily reflects the interest related to the issuance of debt in connection with the Separation, consisting of a senior secured five-year $750 million term loan facility and $800 million of 5.00% senior secured notes.
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$6	$(6)	$12
The increase in other income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to:

•	An increase of $6 million related to remeasurement of cross currency intercompany loans;

•	A decrease of $2 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans;

•	$1 million of rental income; and

•	$1 million of interest income.

Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$22	$31	$9
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended March 31, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The effective tax rate for the three months ended March 31, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of $8 million.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with the DC/DC converters and inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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
Our management utilizes Adjusted Operating Income by segment as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Adjusted Operating Income by segment should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income by segment, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the Separation, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three months ended March 31, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$142	$17	$—	$159
Restructuring	(11)	—	—	(11)
Separation costs (1)	(8)	(2)	—	(10)
Operating income	$123	$15	$—	138
Interest expense				(20)
Other income, net				6
Income before income taxes and equity income				124
Income tax expense				(22)
Equity income, net of tax				3
Net income				105
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$98

(1)	Separation costs include incremental expenses associated with becoming a stand-alone publicly-traded company.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2017:
Adjusted operating income	$150	$12	$—	$162
Restructuring	(4)	(6)	—	(10)
Asset impairments	(4)	—	—	(4)
Operating income	$142	$6	$—	148
Interest expense				(1)
Other expense, net				(6)
Income before income taxes and equity income				141
Income tax expense				(31)
Equity income, net of tax				1
Net income				111
Net income attributable to noncontrolling interest				8
Net income attributable to Delphi Technologies				$103
Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2018 and 2017 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$1,153	$1,023	$130	$43	$87	$—	$130
Delphi Technologies Aftermarket	217	222	(5)	3	12	(20)	(5)
Eliminations and Other	(74)	(77)	3	9	(6)	—	3
Total	$1,296	$1,168	$128	$55	$93	$(20)	$128

Delphi Technologies Aftermarket net sales decreased by $20 million, reflected in Other above, due to original equipment services business that remained with the Former Parent.
Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2018	2017
Powertrain Systems	17.5%	19.6%
Delphi Technologies Aftermarket	22.1%	18.5%
Eliminations and Other	—%	—%
Total	19.3%	20.7%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$142	$150	$(8)	$(20)	$6	$6	$(8)
Delphi Technologies Aftermarket	17	12	5	1	1	3	5
Eliminations and Other	—	—	—	—	—	—	—
Total	$159	$162	$(3)	$(19)	$7	$9	$(3)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $38 million;

•	Decreased costs of $6 million at our Delphi Technologies Aftermarket segment related to certain Brazilian legal matters during the three months ended March 31, 2017; offset by

•	$3 million of costs incurred during the three months ended March 31, 2018 related to commercial settlements;

•	$3 million of increased warranty costs during the three months ended March 31, 2018;

•
$13 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation;

•
The absence of a $17 million reduction to cost of sales during the three months ended March 31, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, in conjunction with a program cancellation by one of the Company’s OEM customers during the three months ended March 31, 2017.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, to meet debt service requirements, fund our pension obligations and dividends on ordinary shares. Our primary sources of liquidity are cash flows from operations, our existing cash balance, and as necessary, borrowings under available credit facilities and the issuance of long-term debt. To the extent we generate discretionary cash flow we may consider using this additional cash flow for optional prepayments of indebtedness, to undertake new capital investment projects, make acquisitions, to return capital to shareholders and/or for general corporate purposes.
As of March 31, 2018, we had cash and cash equivalents of $316 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below, such that we have a total principal amount of debt of approximately $1,530 million outstanding as of March 31, 2018, primarily consisting of a $750 million five-year term loan pursuant to the Credit Agreement and $800 million of five-year senior notes. As of March 31, 2018, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global activities (including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures) as well as to fund potential acquisitions as appropriate.
We also continue to expect to be able to move funds between different countries to manage our global liquidity needs without material adverse tax implications, subject to current monetary policies and to the terms of the Credit Agreement. While a substantial portion of our operating income is generated by our non-U.S. subsidiaries, and as of March 31, 2018, the Company’s cash and cash equivalents held by our non-U.S. subsidiaries totaled $289 million, we utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet our global liquidity needs. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Delphi Technologies.
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2018 and beyond.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
First quarter	$0.17	$15
Total	$0.17	$15
In addition, in April 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable May 16, 2018 to shareholders of record at the close of business on May 8, 2018.
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred approximately $9 million of issuance costs in connection with the Credit Agreement.
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

	March 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of March 31, 2018, are detailed below:

		Borrowings as of
		March 31, 2018	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2018
Term Loan A Facility	LIBOR plus 1.75%	$745	3.44%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of March 31, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of March 31, 2018.
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

Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies PLC upon satisfaction of certain conditions, including completion of the Separation, in December 2017. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of March 31, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the periods ended March 31, 2018 and December 31, 2017, $20 million and $92 million of receivables were sold under these arrangements, and expenses of $1 million and $3 million, respectively, were recognized within interest expense.
Capital leases—There were approximately $1 million and $1 million of capital lease obligations outstanding as of March 31, 2018 and December 31, 2017, respectively.
Interest—Cash paid for interest related to debt outstanding totaled $9 million and less than $1 million, for the three months ended March 31, 2018 and 2017, respectively.
Cash Flows
Intra-month cash flow cycles vary by region, but in general we are users of cash through the first half of a typical month and we generate cash during the latter half of a typical month. Due to this cycle of cash flows, we may utilize short-term financing, including our Revolving Credit Facility, to manage our intra-month working capital needs. Our cash balance typically peaks at month end.
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances to provide the funds necessary to meet our global liquidity needs. We utilize a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate.
Operating activities—Net cash provided by operating activities totaled $75 million and $16 million for the three months ended March 31, 2018 and 2017, respectively. Cash flow from operating activities for the three months ended March 31, 2018 consisted primarily of net earnings of $105 million increased by $61 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $96 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2017 consisted primarily of net earnings of $111 million increased by $59 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $158 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $72 million for the three months ended March 31, 2018, as compared to $51 million for the three months ended March 31, 2017. The increase in usage is primarily attributable to $15 million of increased capital expenditures and the investment in PolyCharge of $7 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Financing activities—Net cash used in financing activities totaled $33 million and $9 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows used in financing activities for the three months ended March 31, 2018 primarily included $10 million of dividend payments of consolidated affiliates to minority shareholders and $15 million of dividend payments on ordinary shares. Cash flows used in financing activities for the three months ended March 31, 2017, primarily included $10 million of dividend payments of consolidated affiliates to minority shareholders.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters
For a description of contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, see Note 11. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements see Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included herein.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As described in the Form 10-K, we have currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our non-U.S. subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). As described in Note. 16. Derivatives and Hedging Activities to the unaudited consolidated financial statements included in Part I, Item 1 of this report, to manage this risk the Company designates certain qualifying instruments as net investment hedges of certain non-U.S. subsidiaries. The effective portion of the gains or losses on instruments designated as net investment hedges are recognized within the cumulative translation adjustment component of OCI to offset changes in the value of the net investment in these foreign currency-denominated operations.

ITEM 4. CONTROLS AND PROCEDURES
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Disclosure Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance of achieving their objectives.
As of March 31, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. For a description of our outstanding material legal proceedings, see Note 11. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description
*+10.1	Form of Time-Based RSU Award for annual grants to non-employee directors pursuant to the Delphi Technologies PLC Long-Term Incentive Plan
*21.1	Subsidiaries of the Registrant
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: May 9, 2018