Form 10-Q
period 2018-06-30
Delphi Technologies PLC
filed 2018-08-08
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of August 3, 2018, was 88,785,658.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Net sales	$1,232	$1,187	$2,528	$2,355
Operating expenses:
Cost of sales	991	947	2,037	1,873
Selling, general and administrative	105	91	202	171
Amortization	2	4	6	8
Restructuring (Note 8)	12	66	23	76
Total operating expenses	1,110	1,108	2,268	2,128
Operating income	122	79	260	227
Interest expense	(19)	—	(39)	(1)
Other income (expense), net (Note 18)	4	—	10	(6)
Income before income taxes and equity income	107	79	231	220
Income tax expense	(20)	(22)	(42)	(53)
Income before equity income	87	57	189	167
Equity income (loss), net of tax	3	(1)	6	—
Net income	90	56	195	167
Net income attributable to noncontrolling interest	4	8	11	16
Net income attributable to Delphi Technologies	$86	$48	$184	$151

Net income per share attributable to Delphi Technologies:
Basic	$0.97	$0.54	$2.07	$1.70
Diluted	$0.97	$0.54	$2.07	$1.70

Weighted average ordinary shares outstanding:
Basic	88.78	88.61	88.75	88.61
Diluted	89.05	88.61	88.98	88.61

Cash dividends declared per share	$0.17	$—	$0.34	$—
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Net income	$90	$56	$195	$167
Other comprehensive (loss) income:
Currency translation adjustments	(85)	55	(54)	84
Net change in unrecognized gain on derivative instruments, net of tax (Note 16)	3	—	2	—
Employee benefit plans adjustment, net of tax	24	3	16	7
Other comprehensive (loss) income	(58)	58	(36)	91
Comprehensive income	32	114	159	258
Comprehensive income attributable to noncontrolling interests	—	9	9	18
Comprehensive income attributable to Delphi Technologies	$32	$105	$150	$240
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$370	$338
Restricted cash	2	1
Accounts receivable, net	973	1,090
Inventories, net (Note 4)	519	498
Other current assets (Note 5)	127	131
Total current assets	1,991	2,058
Long-term assets:
Property, net	1,282	1,316
Investments in affiliates	42	37
Intangible assets and goodwill, net (Note 2)	77	82
Deferred income taxes (Note 13)	165	178
Other long-term assets (Note 5)	113	122
Total long-term assets	1,679	1,735
Total assets	$3,670	$3,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$28	$20
Accounts payable	814	931
Accrued liabilities (Note 6)	409	445
Total current liabilities	1,251	1,396
Long-term liabilities:
Long-term debt (Note 9)	1,498	1,515
Pension and other postretirement benefit obligations (Note 10)	502	531
Other long-term liabilities (Note 6)	99	119
Total long-term liabilities	2,099	2,165
Total liabilities	3,350	3,561
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 88,785,512 and 88,613,262 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	400	431
Retained earnings	161	7
Accumulated other comprehensive loss (Note 15)	(405)	(371)
Total Delphi Technologies shareholders’ equity	157	68
Noncontrolling interest	163	164
Total shareholders’ equity	320	232
Total liabilities and shareholders’ equity	$3,670	$3,793
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$195	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92	89
Amortization	6	8
Amortization of deferred issuance costs	2	—
Restructuring expense, net of cash paid	(17)	30
Deferred income taxes	3	—
Pension and other postretirement benefit expenses	22	24
Income from equity method investments, net of dividends received	(6)	—
Gain on sale of assets	—	(1)
Share-based compensation	10	8
Changes in operating assets and liabilities:
Accounts receivable, net	64	(126)
Inventories	(22)	(78)
Other assets	28	(11)
Accounts payable	(72)	37
Accrued and other long-term liabilities	(37)	14
Other, net	(6)	37
Pension contributions	(23)	(22)
Net cash provided by operating activities	239	176
Cash flows from investing activities:
Capital expenditures	(123)	(82)
Proceeds from sale of property	1	5
Proceeds from insurance settlement claims	1	1
Cost of technology investments	(7)	—
Settlement of undesignated derivatives	(10)	—
Net cash used in investing activities	(138)	(76)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(2)	(1)
Repayments under long-term debt agreements	(9)	—
Dividend payments of consolidated affiliates to minority shareholders	(10)	(10)
Distribution of cash dividends	(30)	—
Taxes withheld and paid on employees’ restricted share awards	(5)	—
Other net transfers from Former Parent	—	(117)
Net cash used in financing activities	(56)	(128)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(12)	5
Increase (decrease) in cash, cash equivalents and restricted cash	33	(23)
Cash, cash equivalents and restricted cash at beginning of the period	339	101
Cash, cash equivalents and restricted cash at end of the period	$372	$78
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	184	—	184	11	195
Other comprehensive loss	—	—	—	—	(34)	(34)	(2)	(36)
Dividends on ordinary shares	—	—	—	(30)	—	(30)	(10)	(40)
Separation related adjustments	—	—	(36)	—	—	(36)	—	(36)
Share-based compensation	—	—	10	—	—	10	—	10
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance at June 30, 2018	89	$1	$400	$161	$(405)	$157	$163	$320
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
Basis of Presentation
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from Delphi Automotive PLC’s consolidated financial statements and accounting records as if the Powertrain Systems segment, which historically included Delphi Technologies Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. Accordingly, for periods prior to December 4, 2017, our financial statements are presented on a combined basis and for the periods subsequent to December 4, 2017, are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”).
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
During the six months ended June 30, 2018, Delphi Technologies made a $7 million investment in PolyCharge America, Inc. (“PolyCharge”), a start-up established to commercialize a new capacitor technology, over which the Company does not exert significant influence.
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the six months ended June 30, 2018 or 2017. These investments are classified within other long-term assets in the consolidated balance sheets.
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
Delphi Technologies Aftermarket provides certain customers with a right of return. We recognize an estimated return asset (and adjust for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of June 30, 2018, we had return assets of $8 million included in other current assets.
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
Intangible assets—Intangible assets were $70 million and $75 million as of June 30, 2018 and December 31, 2017, respectively. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $2 million and $6 million for the three and six months ended June 30, 2018 and $4 million and $8 million for the three and six months ended June 30, 2017, respectively.
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
There were no indicators of potential goodwill impairment during the six months ended June 30, 2018. Goodwill was $7 million and $7 million as of June 30, 2018 and December 31, 2017, respectively.
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
Customer concentrations— There were no customers with greater than 10% of our net sales for the three and six months ended June 30, 2018 and June 30, 2017.
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
Delphi Technologies adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the first quarter of 2018. This guidance makes targeted improvements to historical U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. Entities with equity investments that do not have a readily determinable fair value, and do not qualify for the practical expedient in ASC 820 to estimate fair value using the net asset value per share, may elect to measure these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Delphi Technologies adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is generally consistent with the requirements of this guidance. As a result of adopting this guidance the Company reclassified $1 million insurance settlement proceeds within the consolidated statement of cash flows for the six months ended June 30, 2017.
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
Delphi Technologies adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, in the first quarter of 2018. This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. As a result, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance did not have a significant impact on Company’s consolidated financial statements, other than the classification of restricted cash within the beginning-of-period and end-of-period totals on the consolidated statements of cash flows, as opposed to being excluded from these totals.

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
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to clarify certain guidance within ASU 2016-01. This includes an amendment to clarify that an entity measuring an equity investment using the measurement alternative may change its measurement approach to a fair value method in accordance with ASC 820, through an irrevocable election that would apply to that investment and all identical or similar investments. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted as long as the entity has adopted ASU 2016-01. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance expands the scope of ASC Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted as long as the entity has adopted ASC 606. While the Company continues to assess all potential impacts of the new standard, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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
Prior to the Separation, net sales of products from Delphi Technologies to other affiliates of the Former Parent totaled $1 million and $1 million for the three and six months ended June 30, 2017.
Prior to the Separation, total purchases from other affiliates of the Former Parent totaled $21 million and $43 million for the three and six months ended June 30, 2017, respectively.
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
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

	(in millions)
Cost of sales	$6	$17
Selling, general and administrative	31	64
Total allocated cost from Former Parent	$37	$81
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

4. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	June 30, 2018	December 31, 2017

	(in millions)
Productive material	$270	$217
Work-in-process	18	35
Finished goods	231	246
Total	$519	$498

5. ASSETS
Other current assets consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$58	$59
Prepaid insurance and other expenses	11	6
Reimbursable engineering costs	18	20
Notes receivable	18	39
Income and other taxes receivable	8	5
Deposits to vendors	1	2
Derivative financial instruments (Note 14)	5	—
Return assets (Note 2)	8	—
Total	$127	$131
Other long-term assets consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Debt issuance costs	$4	$4
Income and other taxes receivable	43	57
Value added tax receivable	1	1
Investment in Tula (Note 2)	21	21
Investment in PolyCharge (Note 2)	7	—
Other	37	39
Total	$113	$122

6. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Payroll-related obligations	$48	$49
Employee benefits	17	29
Income and other taxes payable	57	63
Warranty obligations (Note 7)	68	64
Restructuring (Note 8)	50	54
Customer deposits	5	7
Freight	15	19
Outside services	13	14
Accrued interest	13	12
Deferred cost reimbursement	4	10
Accrued rebates	22	30
Deferred reimbursable engineering	18	14
Other	79	80
Total	$409	$445
Other long-term liabilities consisted of the following:

	June 30, 2018	December 31, 2017

	(in millions)
Environmental (Note 11)	$3	$3
Warranty obligations (Note 7)	27	33
Restructuring (Note 8)	32	47
Accrued income taxes	14	15
Deferred income taxes, net (Note 13)	20	14
Other	3	7
Total	$99	$119

7. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of June 30, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2018 to be $0 million to $20 million.

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$97
Provision for estimated warranties incurred during the period	17
Changes in estimate for pre-existing warranties	6
Settlements made during the period (in cash or in kind)	(22)
Foreign currency translation and other	(3)
Accrual balance at end of period	$95

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
As part of Delphi Technologies’ continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $12 million and $23 million during the three and six months ended June 30, 2018, respectively, of which $5 million and $13 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and $1 million and $2 million was recognized for programs implemented to reduce global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $66 million and $76 million during the three and six months ended June 30, 2017, respectively, which included the recognition of approximately $53 million for employee-related and other costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company’s on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $40 million and $46 million in the six months ended June 30, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2018 and 2017 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Powertrain Systems	$11	$64	$22	$68
Delphi Technologies Aftermarket	1	2	1	8
Total	$12	$66	$23	$76

The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$98	$3	$101
Provision for estimated expenses incurred during the period	21	2	23
Payments made during the period	(37)	(3)	(40)
Foreign currency and other	(1)	(1)	(2)
Accrual balance at June 30, 2018	$81	$1	$82

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $5 and $5 unamortized issuance costs)	$736	$745
$800 million Senior Notes at 5.00%, due 2025 (net of $13 and $14 unamortized issuance costs and $3 and $4 discount, respectively)	784	782
Other	6	8
Total debt	1,526	1,535
Less: current portion	(28)	(20)
Long-term debt	$1,498	$1,515
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred approximately $9 million of issuance costs in connection with the Credit Agreement. As of June 30, 2018, there were no amounts drawn on the Revolving Credit Facility.
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

	June 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of June 30, 2018, are detailed below:

		Borrowings as of
		June 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2018
Term Loan A Facility	LIBOR plus 1.75%	$741	3.81%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of June 30, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of June 30, 2018.
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

The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of June 30, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended ended June 30, 2018, $25 million and $45 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2017, $22 million and $38 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense.
In addition, during the six months ended June 30, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of June 30, 2018, as a result of these transactions. During the three and six months ended June 30, 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Capital leases—As of June 30, 2018 and December 31, 2017, approximately $1 million and $1 million, respectively, of capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $37 million and $1 million, for the six months ended June 30, 2018 and 2017, respectively.

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
The amounts shown below reflect the non-U.S. plans’ defined benefit pension expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

	(in millions)
Service cost	$9	$9
Interest cost	9	9
Expected return on plan assets	(13)	(12)
Amortization of actuarial losses	6	7
Net periodic benefit cost	$11	$13

	Six Months Ended June 30,
	2018	2017

	(in millions)
Service cost	$19	$17
Interest cost	18	17
Expected return on plan assets	(27)	(23)
Amortization of actuarial losses	12	13
Net periodic benefit cost	$22	$24

Other postretirement benefit obligations were less than $1 million and $1 million at June 30, 2018 and December 31, 2017, respectively.

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
Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi Technologies believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of June 30, 2018, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of June 30, 2018, claims totaling approximately $16 million (using June 30, 2018 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of June 30, 2018, the Company maintains accruals for these asserted claims of $4 million (using June 30, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $12 million.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Delphi Technologies cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At June 30, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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

The major product groups within the Powertrain Systems operating segment include internal combustion engine products and electronics & electrification products. The major sales channels within the Delphi Technologies Aftermarket operating segment include aftermarket products sold to independent aftermarket customers and original equipment service customers. The amount of revenue recognized for these products is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Our payment terms are based on customary business practices and vary by customer type and products offered. The term between invoicing and when payment is due is not significant.
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
North America	$349	$346	$705	$690
Europe	549	506	1,115	1,005
Asia Pacific	300	300	639	591
South America	34	35	69	69
Total	$1,232	$1,187	$2,528	$2,355

In the following table, net sales is disaggregated by major product group and sales channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Internal Combustion Engine Products	$749	$701	$1,544	$1,401
Electronics & Electrification	268	254	552	500
Independent Aftermarket	159	145	314	293
Original Equipment Service	56	87	118	161
Total	$1,232	$1,187	$2,528	$2,355
Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of June 30, 2018, the recognition of revenue over time resulted in approximately $2 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of June 30, 2018, as defined by ASC 606.
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
The Company’s income tax expense and effective tax rate for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017

	(dollars in millions)
Income tax expense	$42	$53
Effective tax rate	18%	24%
The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the six months ended June 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The Company’s effective tax rate for the six months ended June 30, 2018 includes net discrete tax expense of $2 million. The effective tax rate for the six months ended June 30, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of $9 million.
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
Cash paid or withheld for income taxes was $51 million and $24 million for the six months ended June 30, 2018 and 2017 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$86	$48	$184	$151
Denominator:
Weighted average ordinary shares outstanding, basic	88.78	88.61	88.75	88.61
Dilutive shares related to restricted stock units (“RSUs”)	0.27	—	0.23	—
Weighted average ordinary shares outstanding, including dilutive shares	89.05	88.61	88.98	88.61

Net income per share attributable to Delphi Technologies:
Basic	$0.97	$0.54	$2.07	$1.70
Diluted	$0.97	$0.54	$2.07	$1.70
Anti-dilutive securities share impact	—	—	—	—
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Second quarter	$0.17	$15
First quarter	0.17	15
Total	$0.34	$30
In addition, in July 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable August 15, 2018 to shareholders of record at the close of business on August 7, 2018.
Share Repurchase Authorization
In July 2018, the Board of Directors approved a $100 million share repurchase authorization. The timing and amount of any share repurchases will be based on market conditions, share price and other factors. Repurchases may be made in the open market or in privately negotiated transactions. Repurchases under this authorization will be funded from one or a combination of existing cash balances and future free cash flow. The repurchase authorization has no time limit, does not obligate the Company to make any repurchases and may be suspended for periods or discontinued at any time.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three and six months ended June 30, 2018 and 2017 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(56)	$(391)	$(85)	$(419)
Aggregate adjustment for the period (1)	(81)	54	(52)	82
Balance at end of period	(137)	(337)	(137)	(337)

Gains (losses) on derivatives:
Balance at beginning of period	(1)	—	—	—
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $0)	3	—	2	—
Reclassification to income (net tax effect of $0, $0, $0 and $0)	—	—	—	—
Balance at end of period	2	—	2	—

Pension and postretirement plans:
Balance at beginning of period	(294)	(288)	(286)	(292)
Other comprehensive income before reclassifications (net tax effect of $6, $1, $4 and $1)	19	(3)	6	(4)
Reclassification to income (net tax effect of $1, $1, $2 and $2)	5	6	10	11
Balance at end of period	(270)	(285)	(270)	(285)

Accumulated other comprehensive loss, end of period	$(405)	$(622)	$(405)	$(622)

(1)
Includes losses of $12 million and $5 million, for the three and six months ended June 30, 2018, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are losses of less than $1 million and $1 million for the three and six months ended June 30, 2018, respectively, related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(6)	$(7)	$(12)	$(13)	Other expense (1)
	(6)	(7)	(12)	(13)	Income before income taxes
	1	1	2	2	Income tax expense
	(5)	(6)	(10)	(11)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(5)	$(6)	$(10)	$(11)	Net income attributable to Delphi Technologies

Total reclassifications for the period	$(5)	$(6)	$(10)	$(11)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

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
As of June 30, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan Renminbi	704	RMB	$110
Euro	46	EUR	50
Mexican Peso	626	MXN	30
Singapore Dollar	35	SGD	30
Turkish Lira	61	TRY	10
South Korean Won	10,751	KRW	10
As of June 30, 2018, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to June 2020.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2018 were approximately $2 million (approximately $2 million, net of tax). Of this total, approximately $1 million of gains/losses are expected to be included in cost of sales within the next 12 months and $1 million of gains/losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of foreign currency derivatives recorded in the consolidated balance sheets as of June 30, 2018. There were no derivative financial instruments outstanding as of December 31, 2017.

Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
Balance Sheet Location*	June 30, 2018	Balance Sheet Location*	June 30, 2018	June 30, 2018

(in millions)
Designated as cash flow hedges:
Other current assets	$2	Other current assets	$1	$1
Other long-term assets	2	Other long-term assets	1	1
Total designated as hedges	$4		$2

Derivatives not designated as hedges:
Other current assets	$4	Other current assets	$—	4
Total not designated as hedges	$4		$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of June 30, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the foreign currency derivatives in the consolidated statement of operations and consolidated statement of comprehensive income for the three and six months ended June 30, 2018 is as follows:

Three Months Ended June 30, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges	$3	$—
Total	$3	$—

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$4
Total		$4

Six Months Ended June 30, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges	$2	$—
Total	$2	$—

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$8
Total		$8
The gain or loss recognized into income of designated and not designated derivative instruments were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and six months ended June 30, 2018.

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

As of June 30, 2018, Delphi Technologies was in a net derivative asset position of $6 million, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of June 30, 2018 Delphi Technologies had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2018:
Foreign currency derivatives	$6	$—	$6	$—
Total	$6	$—	$6	$—
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of capital leases, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2018 and December 31, 2017, total debt was recorded at $1,526 million and $1,535 million, respectively, and had estimated fair values of $1,508 million and $1,566 million, respectively. For all other financial instruments recorded at June 30, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2018, Delphi Technologies recorded non-cash asset impairment charges totaling $1 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the three and six months ended June 30, 2017, Delphi Technologies recorded non-cash asset impairment charges totaling $4 million and $8 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
Interest income	$2	$1	$3	$1
Components of net periodic benefit cost other than service cost (Note 10)	(2)	(4)	(3)	(7)
Other, net	4	3	10	—
Other income (expense), net	$4	$—	$10	$(6)

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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	712	$37.34
Granted	564	48.56
Vested	(122)	38.50
Forfeited	(19)	39.89
Nonvested, June 30, 2018	1,135	42.75
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $5 million ($5 million, net of tax) and $10 million ($10 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2018, respectively. Share-based compensation expense was $3 million ($3 million, net of tax) and $8 million ($7 million, net of tax) based on the company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2017, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2018, unrecognized compensation expense on a pretax basis of approximately $37 million is anticipated to be recognized over a weighted average period of approximately 2 years.

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
Included below are sales and operating data for Delphi Technologies’ segments for the three and six months ended June 30, 2018 and 2017.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Net sales	$1,086	$215	$(69)	$1,232
Depreciation & amortization	$47	$1	$—	$48
Adjusted operating income	$134	$22	$—	$156
Operating income	$105	$17	$—	$122
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$4	$—	$—	$4

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Net sales	$1,035	$232	$(80)	$1,187
Depreciation & amortization	$48	$1	$—	$49
Adjusted operating income	$141	$23	$—	$164
Operating income (2)	$61	$18	$—	$79
Equity loss, net of tax	$(1)	$—	$—	$(1)
Net income attributable to noncontrolling interest	$8	$—	$—	$8

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Net sales	$2,239	$432	$(143)	$2,528
Depreciation & amortization	$96	$2	$—	$98
Adjusted operating income	$276	$39	$—	$315
Operating income	$228	$32	$—	$260
Equity income, net of tax	$6	$—	$—	$6
Net income attributable to noncontrolling interest	$11	$—	$—	$11

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Net sales	$2,058	$454	$(157)	$2,355
Depreciation & amortization	$94	$3	$—	$97
Adjusted operating income	$291	$35	$—	$326
Operating income (2)	$203	$24	$—	$227
Equity income, net of tax	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$16	$—	$—	$16

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

(2)
Includes $66 million and $76 million of charges recorded related to costs associated with employee termination benefits and other exit costs for the three and six months ended June 30, 2017, respectively.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), asset impairments and gains (losses) on business divestitures. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$134	$22	$—	$156
Restructuring	(11)	(1)	—	(12)
Separation costs (1)	(17)	(4)	—	(21)
Asset impairments	(1)	—	—	(1)
Operating income	$105	$17	$—	122
Interest expense				(19)
Other income, net				4
Income before income taxes and equity income				107
Income tax expense				(20)
Equity income, net of tax				3
Net income				90
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$86

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$141	$23	$—	$164
Restructuring	(64)	(2)	—	(66)
Separation costs (1)	(12)	(3)	—	(15)
Asset impairments	(4)	—	—	(4)
Operating income	$61	$18	$—	79
Interest expense				—
Other income, net				—
Income before income taxes and equity income				79
Income tax expense				(22)
Equity loss, net of tax				(1)
Net income				56
Net income attributable to noncontrolling interest				8
Net income attributable to Delphi Technologies				$48

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$276	$39	$—	$315
Restructuring	(22)	(1)	—	(23)
Separation costs (1)	(25)	(6)	—	(31)
Asset impairments	(1)	—	—	(1)
Operating income	$228	$32	$—	260
Interest expense				(39)
Other income, net				10
Income before income taxes and equity income				231
Income tax expense				(42)
Equity income, net of tax				6
Net income				195
Net income attributable to noncontrolling interest				11
Net income attributable to Delphi Technologies				$184

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$291	$35	$—	$326
Restructuring	(68)	(8)	—	(76)
Separation costs (1)	(12)	(3)	—	(15)
Asset impairments	(8)	—	—	(8)
Operating income	$203	$24	$—	$227
Interest expense				(1)
Other expense, net				(6)
Income before income taxes and equity income				220
Income tax expense				(53)
Equity income, net of tax				—
Net income				167
Net income attributable to noncontrolling interest				16
Net income attributable to Delphi Technologies				$151

(1)
Prior to December 4, 2017 separation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our relationship with the Former Parent following the Separation. These agreements provided for the allocation between Delphi Technologies and Aptiv of the Former Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Delphi Technologies and Aptiv after the Separation. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for descriptions of the material terms of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation. During the six months ended June 30, 2018 Delphi Technologies paid the Former Parent $38 million and $50 million related to the Transition Services Agreement and Contract Manufacturing Services Agreements, respectively.
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
Our total net sales during the three and six months ended June 30, 2018 were $1.2 billion and $2.5 billion, an increase of 4% and 7% compared to the same period of 2017. The increase in our total net sales is primarily attributable to continued increased volumes in all regions for the year-to-date period. Our overall lean cost structure, along with above-market sales growth, enabled us to maintain strong gross margins in the six months ended June 30, 2018; generally consistent with the prior year period.
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
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver strong revenue and margin expansion and earnings and cash flow growth. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges. Leveraging the breadth and depth of our engineering capabilities, we believe we have strong positions in fuel injectors, fuel pumps and fuel-injection systems. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see above-market growth driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products helps customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance.

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

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) increased 3% from 2016 to 2017, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. Following several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease year-over-year in North American production in 2017. Overall global vehicle production increased by 2% for the six months ended June 30, 2018 and is expected to remain at a 2% increase for the year ended December 31, 2018. Compared to 2017, vehicle production in 2018 is expected to increase by 1% in China, 2% in Europe, 1% in North America and 12% in South America.

Economic volatility or weakness in North America, Europe, China or South America, could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements such as the North American Free Trade Agreement or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars) or reductions in industrial production and the corresponding level of freight tonnage being transported. While our diversified customer and geographic revenue base, along with our flexible cost structure, have well positioned us to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
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
Technologically advanced product portfolio. Our product offerings satisfy the OEMs’ needs to meet increasingly stringent government regulations related to fuel efficiency and emissions control on a global basis and to provide additional power to support consumer-driven demand for more in-vehicle electronics. Leveraging the breadth and depth of our engineering capabilities, we have strong positions in FIS technologies. Our injector portfolio maximizes engine uptime and reliability which is especially important for large, long-life commercial vehicle applications. Additionally, we expect continued growth in key technologies such as GDi and power electronics to meet increasing consumer demand for greater performance and power needs. We are focused on providing technologies and solutions which we believe will result in growth rates in excess of vehicle production growth.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically advanced products that meet and exceed our customers’ demands for safety, durability and performance. We have a team of approximately 5,000 scientists, engineers and technicians across 12 major technical centers globally focused on innovating and developing market-relevant product solutions. In 2017, we invested approximately $600 million (which included approximately $160 million of co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, two-step variable valve actuation and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
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
We maintain a low fixed-cost structure, which provides us with the flexibility to invest in new growth opportunities and seek to remain profitable throughout the traditional vehicle industry production cycle. Today, approximately 85% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 15% of the hourly workforce as of June 30, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets and in order to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
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
We typically experience (as described below) fluctuations in operating income due to:

•	Volume—changes in volume and changes in mix;

•	Contractual price reductions—changes due to contractual price reductions (which typically range from 1% to 3% of net sales);

•	Operational performance—changes to costs for materials and commodities or manufacturing variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price reductions or Operational performance.
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

Three and Six Months Ended June 30, 2018 versus Three and Six Months Ended June 30, 2017
The results of operations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2018		2017		Favorable/(unfavorable)	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,232		$1,187		$45	$2,528		$2,355		$173
Cost of sales	991		947		(44)	2,037		1,873		(164)
Gross margin	241	19.6%	240	20.2%	1	491	19.4%	482	20.5%	9
Selling, general and administrative	105		91		(14)	202		171		(31)
Amortization	2		4		2	6		8		2
Restructuring	12		66		54	23		76		53
Operating income	122		79		43	260		227		33
Interest expense	(19)		—		(19)	(39)		(1)		(38)
Other income (expense), net	4		—		4	10		(6)		16
Income before income taxes and equity income	107		79		28	231		220		11
Income tax expense	(20)		(22)		2	(42)		(53)		11
Income before equity income	87		57		30	189		167		22
Equity income (loss), net of tax	3		(1)		4	6		—		6
Net income	90		56		34	195		167		28
Net income attributable to noncontrolling interest	4		8		(4)	11		16		(5)
Net income attributable to Delphi Technologies	$86		$48		$38	$184		$151		$33

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2018 versus June 30, 2017.

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,232	$1,187	$45	$30	$(17)	$52	$(20)	$45
Total net sales for the three months ended June 30, 2018 increased 4% compared to the three months ended June 30, 2017. We experienced volume growth primarily as a result of increased sales in Europe and North America, and favorable currency impacts, primarily related to the Euro. Net sales also decreased by $21 million, reflected in Other above, primarily related to net sales during the three months ended June 30, 2017 for the original equipment services business that remained with the Former Parent.
Below is a summary of our total net sales for the six months ended June 30, 2018 versus June 30, 2017.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Other	Total

	(in millions)
Total net sales	$2,528	$2,355	$173	$101	$(33)	$145	$(40)	$173
Total net sales for the six months ended June 30, 2018 increased 7% compared to the six months ended June 30, 2017. We experienced volume growth primarily as a result of increased sales in North America and Asia Pacific, and favorable currency impacts, primarily related to the Euro. Net sales also decreased by $41 million, reflected in Other above, primarily related to net sales during the six months ended June 30, 2017 for the original equipment services business that remained with the Former Parent.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $44 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$991	$947	$(44)	$(52)	$—	$(39)	$24	$23	$(44)
Gross margin	$241	$240	$1	$(22)	$(17)	$13	$24	$3	$1
Percentage of net sales	19.6%	20.2%
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, partially offset by improved operational performance for the three month period. The unfavorable change in gross margin related to volumes is primarily due to product portfolio and regional mix impacts. Cost of sales was also impacted by the following items in Other above:

•	Decreased warranty costs during the three months ended June 30, 2018;

•	Other favorable changes that primarily includes the absence of cost of sales related to the original equipment services business that remained with the Former Parent.
Cost of sales increased $164 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the six months ended June 30, 2018 and June 30, 2017.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,037	$1,873	$(164)	$(124)	$—	$(88)	$28	$20	$(164)
Gross margin	$491	$482	$9	$(23)	$(33)	$57	$28	$(20)	$9
Percentage of net sales	19.4%	20.5%
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, partially offset by improved operational performance for the six month period. The unfavorable change in gross margin related to volumes is primarily due to product portfolio and regional mix impacts. Cost of sales was also impacted by the following items in Other above:

•	$3 million of costs incurred during the six months ended June 30, 2018 related to commercial settlements;

•
The absence of a $17 million reduction to cost of sales during the six months ended June 30, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, offset by $4 million of related asset impairments, in conjunction with a program cancellation by one of the Company’s OEM customers during the six months ended June 30, 2017; offset by

•	Other favorable changes that primarily includes the absence of cost of sales related to the original equipment services business that remained with the Former Parent.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$105	$91	$(14)
Percentage of net sales	8.5%	7.7%

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$202	$171	$(31)
Percentage of net sales	8.0%	7.3%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs, which increased as a percentage of sales for the three and six months ended June 30, 2018 as compared to 2017, primarily due to approximately $21 million and $31 million of one-time incremental expenses recorded during the three and six months ended June 30, 2018, respectively, associated with becoming a stand-alone publicly-traded company. This compares to $15 million and $15 million of one-time costs recorded during the three and six months ended June 30, 2017, respectively, associated with the Separation.

Amortization

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$2	$4	$2

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$6	$8	$2
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and six months ended June 30, 2018 compared to 2017 reflects the continued amortization of our intangible assets.

Restructuring

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$12	$66	$54
Percentage of net sales	1.0%	5.6%

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$23	$76	$53
Percentage of net sales	0.9%	3.2%
The decrease in restructuring expense recorded during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, is primarily attributable to a program at a Western European manufacturing site that was initiated in 2017.
Restructuring costs of approximately $12 million and $23 million were recorded during the three and six months ended June 30, 2018, respectively. The charges recorded during the three months ended June 30, 2018 primarily included $5 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $1 million for programs implemented to reduce global overhead costs. The charges recorded during the six months ended June 30, 2018 primarily included $13 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $2 million for programs implemented to reduce global overhead costs.
Restructuring costs of approximately $66 million and $76 million were recorded during the three and six months ended June 30, 2017. These charges included $53 million of employee-related and other costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company’s on-going European footprint rotation strategy. Charges for this program were substantially completed in 2017, and cash payments for this plant closure are expected to be principally completed by 2020.
We expect to continue to incur additional restructuring expense in 2018 and beyond, as we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 8. Restructuring to the unaudited consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$19	$—	$(19)

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$39	$1	$(38)

The increase in interest expense compared to the prior year period primarily reflects the interest related to the issuance of debt in connection with the Separation, consisting of a senior secured five-year $750 million term loan facility and $800 million of 5.00% senior unsecured notes due 2025.
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$4	$—	$4

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$10	$(6)	$16
The increase in other income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 is primarily due to:

•	An increase of $1 million related to interest income; and

•	A decrease of $2 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans.
The increase in other income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 is primarily due to:

•	An increase to income of $6 million related to remeasurement of cross currency intercompany loans;

•	A decrease of $4 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans;

•	An increase of $2 million of rental income; and

•	An increase of $2 million of interest income.
Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$20	$22	$2

	Six Months Ended June 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$42	$53	$11

The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s tax expense for the three and six months ended June 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The Company’s tax expense for the three and six months ended June 30, 2018 includes net discrete tax expense of $2 million and $2 million, respectively. The tax expense for the three and six months ended June 30, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of $1 million and $9 million, respectively.

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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs related to the Separation, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$134	$22	$—	$156
Restructuring	(11)	(1)	—	(12)
Separation costs (1)	(17)	(4)	—	(21)
Asset impairments	(1)	—	—	(1)
Operating income	$105	$17	$—	122
Interest expense				(19)
Other income, net				4
Income before income taxes and equity income				107
Income tax expense				(20)
Equity income, net of tax				3
Net income				90
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$86

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2017:
Adjusted operating income	$141	$23	$—	$164
Restructuring	(64)	(2)	—	(66)
Separation costs (1)	(12)	(3)	—	(15)
Asset impairments	(4)	—	—	(4)
Operating income	$61	$18	$—	79
Interest expense				—
Other income, net				—
Income before income taxes and equity income				79
Income tax expense				(22)
Equity loss, net of tax				(1)
Net income				56
Net income attributable to noncontrolling interest				8
Net income attributable to Delphi Technologies				$48

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$276	$39	$—	$315
Restructuring	(22)	(1)	—	(23)
Separation costs (1)	(25)	(6)	—	(31)
Asset impairments	(1)	—	—	(1)
Operating income	$228	$32	$—	260
Interest expense				(39)
Other income, net				10
Income before income taxes and equity income				231
Income tax expense				(42)
Equity income, net of tax				6
Net income				195
Net income attributable to noncontrolling interest				11
Net income attributable to Delphi Technologies				$184

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2017:
Adjusted operating income	$291	$35	$—	$326
Restructuring	(68)	(8)	—	(76)
Separation costs (1)	(12)	(3)	—	(15)
Asset impairments	(8)	—	—	(8)
Operating income	$203	$24	$—	227
Interest expense				(1)
Other expense, net				(6)
Income before income taxes and equity income				220
Income tax expense				(53)
Equity income, net of tax				—
Net income				167
Net income attributable to noncontrolling interest				16
Net income attributable to Delphi Technologies				$151

(1)
Prior to December 4, 2017 separation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2018 and 2017 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$1,086	$1,035	$51	$—	$51	$—	$51
Delphi Technologies Aftermarket	215	232	(17)	(3)	4	(18)	(17)
Eliminations and Other	(69)	(80)	11	16	(3)	(2)	11
Total	$1,232	$1,187	$45	$13	$52	$(20)	$45

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$2,239	$2,058	$181	$43	$138	$—	$181
Delphi Technologies Aftermarket	432	454	(22)	—	16	(38)	(22)
Eliminations and Other	(143)	(157)	14	25	(9)	(2)	14
Total	$2,528	$2,355	$173	$68	$145	$(40)	$173
Delphi Technologies Aftermarket net sales decreased by $21 million and $41 million for the three and six months ended June 30, 2018, respectively, reflected in Other above, due to original equipment services business that remained with the Former Parent.
Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Powertrain Systems	17.6%	18.7%	17.6%	19.2%
Delphi Technologies Aftermarket	23.3%	19.8%	22.7%	19.2%
Eliminations and Other	—%	—%	—%	—%
Total	19.6%	20.2%	19.4%	20.5%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$134	$141	$(7)	$(37)	$25	$5	$(7)
Delphi Technologies Aftermarket	22	23	(1)	(2)	4	(3)	(1)
Eliminations and Other	—	—	—	—	—	—	—
Total	$156	$164	$(8)	$(39)	$29	$2	$(8)
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $11 million;

•	Decreased warranty costs during the three months ended June 30, 2018; offset by

•
$17 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation.

	Six Months Ended June 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$276	$291	$(15)	$(57)	$31	$11	$(15)
Delphi Technologies Aftermarket	39	35	4	(1)	5	—	4
Eliminations and Other	—	—	—	—	—	—	—
Total	$315	$326	$(11)	$(58)	$36	$11	$(11)
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $49 million;

•	Decreased costs of $3 million at our Delphi Technologies Aftermarket segment related to certain Brazilian legal matters during the six months ended June 30, 2017; offset by

•	$3 million of costs incurred during the six months ended June 30, 2018 related to commercial settlements;

•
$30 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation; and

•
The absence of a $17 million reduction to cost of sales during the six months ended June 30, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, in conjunction with a program cancellation by one of the Company’s OEM customers during the six months ended June 30, 2017.

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
As of June 30, 2018, we had cash and cash equivalents of $370 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below. As of June 30, 2018, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,526 million, primarily consisting of $741 million principal outstanding under the $750 million five-year term loan pursuant to the Credit Agreement and $800 million principal outstanding under the $800 million senior unsecured notes due 2025. As of June 30, 2018, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global activities (including restructuring payments, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures) as well as to fund potential acquisitions as appropriate. In addition, in July 2018, the Board of Directors approved a $100 million share repurchase authorization. Repurchases under this authorization will be funded from one or a combination of existing cash balances and future free cash flow.
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
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2018 and beyond.
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Second quarter	$0.17	$15
First quarter	0.17	15
Total	$0.34	$30
In addition, in July 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable August 15, 2018 to shareholders of record at the close of business on August 7, 2018.
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

	June 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of June 30, 2018, are detailed below:

		Borrowings as of
		June 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	June 30, 2018
Term Loan A Facility	LIBOR plus 1.75%	$741	3.81%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of June 30, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of June 30, 2018.
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
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of June 30, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2018, $25 million and $45 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million, respectively, were recognized within interest expense. During the three and six months ended June 30, 2017, $22 million and $38 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense.
In addition, during the six months ended June 30, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of June 30, 2018, as a result of these transactions. During the three and six months ended June 30, 2018, less than $1 million of expenses were recognized within interest expense.
Capital leases—There were approximately $1 million and $1 million of capital lease obligations outstanding as of June 30, 2018 and December 31, 2017, respectively.
Interest—Cash paid for interest related to debt outstanding totaled $37 million and $1 million, for the six months ended June 30, 2018 and 2017, respectively.
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
Operating activities—Net cash provided by operating activities totaled $239 million and $176 million for the six months ended June 30, 2018 and 2017, respectively. Cash flow from operating activities for the six months ended June 30, 2018 consisted primarily of net earnings of $195 million increased by $122 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $85 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the six months ended June 30, 2017 consisted primarily of net earnings of $167 million increased by $121 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $119 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $138 million for the six months ended June 30, 2018, as compared to $76 million for the six months ended June 30, 2017. The increase in usage is primarily attributable to $41 million of increased capital expenditures and the investment in PolyCharge of $7 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.
Financing activities—Net cash used in financing activities totaled $56 million and $128 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows used in financing activities for the six months ended June 30, 2018 primarily included $10 million of dividend payments of consolidated affiliates to minority shareholders and $30 million of dividend payments on ordinary shares. Cash flows used in financing activities for the six months ended June 30, 2017, primarily included $117 million of net transfers to the Former Parent and $10 million of dividend payments of consolidated affiliates to minority shareholders.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2018.

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

As of June 30, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: August 8, 2018