Form 10-Q
period 2018-09-30
Delphi Technologies PLC
filed 2018-11-07
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
__________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒.    No  ☐.
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
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of November 2, 2018, was 88,491,963.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions, except per share amounts)
Net sales	$1,159	$1,205	$3,687	$3,560
Operating expenses:
Cost of sales	965	976	3,002	2,849
Selling, general and administrative	105	108	307	279
Amortization	3	5	9	13
Restructuring (Note 8)	5	3	28	79
Total operating expenses	1,078	1,092	3,346	3,220
Operating income	81	113	341	340
Interest expense	(20)	(1)	(59)	(2)
Other (expense) income, net (Note 18)	(6)	(1)	4	(7)
Income before income taxes and equity income	55	111	286	331
Income tax expense	(12)	(26)	(54)	(79)
Income before equity income	43	85	232	252
Equity income, net of tax	—	2	6	2
Net income	43	87	238	254
Net income attributable to noncontrolling interest	4	9	15	25
Net income attributable to Delphi Technologies	$39	$78	$223	$229

Net income per share attributable to Delphi Technologies:
Basic	$0.44	$0.88	$2.51	$2.58
Diluted	$0.44	$0.88	$2.51	$2.58

Weighted average ordinary shares outstanding:
Basic	88.74	88.61	88.74	88.61
Diluted	88.97	88.61	88.98	88.61

Cash dividends declared per share	$0.17	$—	$0.51	$—
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Net income	$43	$87	$238	$254
Other comprehensive income (loss):
Currency translation adjustments	(3)	38	(57)	122
Net change in unrecognized gain on derivative instruments, net of tax (Note 16)	2	—	4	—
Employee benefit plans adjustment, net of tax	4	(5)	20	2
Other comprehensive income (loss)	3	33	(33)	124
Comprehensive income	46	120	205	378
Comprehensive income attributable to noncontrolling interests	3	10	12	28
Comprehensive income attributable to Delphi Technologies	$43	$110	$193	$350
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$340	$338
Restricted cash	2	1
Accounts receivable, net	947	1,090
Inventories, net (Note 4)	554	498
Other current assets (Note 5)	138	131
Total current assets	1,981	2,058
Long-term assets:
Property, net	1,355	1,316
Investments in affiliates	42	37
Intangible assets and goodwill, net (Note 2)	76	82
Deferred income taxes (Note 13)	168	178
Other long-term assets (Note 5)	124	122
Total long-term assets	1,765	1,735
Total assets	$3,746	$3,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$34	$20
Accounts payable	842	931
Accrued liabilities (Note 6)	405	445
Total current liabilities	1,281	1,396
Long-term liabilities:
Long-term debt (Note 9)	1,501	1,515
Pension and other postretirement benefit obligations (Note 10)	499	531
Other long-term liabilities (Note 6)	98	119
Total long-term liabilities	2,098	2,165
Total liabilities	3,379	3,561
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 88,491,963 and 88,613,262 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	427	431
Retained earnings	176	7
Accumulated other comprehensive loss (Note 15)	(401)	(371)
Total Delphi Technologies shareholders’ equity	203	68
Noncontrolling interest	164	164
Total shareholders’ equity	367	232
Total liabilities and shareholders’ equity	$3,746	$3,793
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(in millions)
Cash flows from operating activities:
Net income	$238	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136	131
Amortization	9	13
Amortization of deferred issuance costs	3	—
Restructuring expense, net of cash paid	(23)	9
Deferred income taxes	6	—
Pension and other postretirement benefit expenses	33	35
Income from equity method investments, net of dividends received	(6)	(2)
(Gain) loss on sale of assets	(1)	1
Share-based compensation	15	12
Changes in operating assets and liabilities:
Accounts receivable, net	92	(141)
Inventories	(57)	(144)
Other assets	—	(19)
Accounts payable	(88)	53
Accrued and other long-term liabilities	(21)	76
Other, net	(9)	48
Pension contributions	(34)	(33)
Net cash provided by operating activities	293	293
Cash flows from investing activities:
Capital expenditures	(185)	(111)
Proceeds from sale of property	2	6
Proceeds from insurance settlement claims	1	1
Cost of technology investments	(7)	—
Settlement of undesignated derivatives	(2)	—
Net cash used in investing activities	(191)	(104)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(2)	(1)
Repayments under long-term debt agreements	(14)	—
Proceeds from issuance of senior notes, net of issuance costs	—	796
Escrow of proceeds from senior notes issuance	—	(796)
Dividend payments of consolidated affiliates to minority shareholders	(12)	(10)
Distribution of cash dividends	(45)	—
Taxes withheld and paid on employees’ restricted share awards	(5)	—
Repurchase of ordinary shares	(9)	—
Other net transfers to Former Parent	—	(189)
Net cash used in financing activities	(87)	(200)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(12)	5
Increase (decrease) in cash, cash equivalents and restricted cash	3	(6)
Cash, cash equivalents and restricted cash at beginning of the period	339	101
Cash, cash equivalents and restricted cash at end of the period	$342	$95
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at January 1, 2018	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	223	—	223	15	238
Other comprehensive loss	—	—	—	—	(30)	(30)	(3)	(33)
Dividends on ordinary shares	—	—	—	(45)	—	(45)	—	(45)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(12)	(12)
Separation related adjustments	—	—	(13)	—	—	(13)	—	(13)
Repurchase of ordinary shares	—	—	(1)	(9)	—	(10)	—	(10)
Share-based compensation	—	—	15	—	—	15	—	15
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance at September 30, 2018	89	$1	$427	$176	$(401)	$203	$164	$367
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to Delphi Automotive PLC shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC held by Delphi Automotive PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began “regular way” trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017 (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC and include the results of the Former Parent’s Powertrain Systems segment).
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
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Delphi Technologies Aftermarket segment also remanufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
Basis of Presentation
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from Delphi Automotive PLC’s consolidated financial statements and accounting records. These financial statements were prepared as if the Powertrain Systems segment, which historically included Delphi Technologies Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. Accordingly, for periods prior to December 4, 2017, our financial statements are presented on a combined basis and for the periods subsequent to December 4, 2017, are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”).
At the time of the Separation, we used available information to develop our best estimates for certain assets and liabilities related to the Separation. In certain instances, final determination of the Separation-related balances is made in subsequent periods, and any adjustments, if necessary, are recorded to shareholders’ equity when determined.
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

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated. For periods prior to December 4, 2017, transactions between the Company and the Former Parent have been included in the financial statements within Former Parent net investment. Prior to December 4, 2017, expenses related to corporate allocations from the Former Parent to the Company were considered to be effectively settled for cash in the financial statements at the time the transaction was recorded. Prior to the Separation, transactions between the Company and the Former Parent’s other subsidiaries were classified as related party, rather than intercompany, transactions within the consolidated financial statements.
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
During the nine months ended September 30, 2018, Delphi Technologies made a $7 million investment in PolyCharge America, Inc. (“PolyCharge”), a start-up established to commercialize a new capacitor technology, over which the Company does not exert significant influence.
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the nine months ended September 30, 2018 or 2017. These investments are classified within other long-term assets in the consolidated balance sheets.
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
Revenue recognition—Delphi Technologies recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our production parts or aftermarket parts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. The Company estimates the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority collected by the Company concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
Delphi Technologies Aftermarket provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjust for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of September 30, 2018, the Company had return assets of $8 million included in other current assets.
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
Intangible assets—Intangible assets were $69 million and $75 million as of September 30, 2018 and December 31, 2017, respectively. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $3 million and $9 million for the three and nine months ended September 30, 2018 and $5 million and $13 million for the three and nine months ended September 30, 2017, respectively.
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
There were no indicators of potential goodwill impairment during the nine months ended September 30, 2018. Goodwill was $7 million and $7 million as of September 30, 2018 and December 31, 2017, respectively.
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
Exposure to fluctuations in currency exchange rates are managed by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Delphi Technologies. The Company does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, the Company identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Refer to Note 16. Derivatives and Hedging Activities and Note 17. Fair Value of Financial Instruments for additional information.
Customer concentrations— There were no customers with greater than 10% of our net sales for the three and nine months ended September 30, 2018 and September 30, 2017.
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
Delphi Technologies adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is generally consistent with the requirements of this guidance. As a result of adopting this guidance the Company reclassified $1 million insurance settlement proceeds within the consolidated statement of cash flows for the nine months ended September 30, 2017.
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
Delphi Technologies adopted ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, in the third quarter of 2018. This update was issued to clarify certain guidance within ASU 2016-01. This includes an amendment to clarify that an entity measuring an equity investment using the measurement alternative may change its measurement approach to a fair value method in accordance with ASC 820, through an irrevocable election that would apply to that investment and all identical or similar investments. The Company did not change its measurement approach for equity investments as a result of the adoption of this guidance.
Recently issued accounting pronouncements not yet adopted—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Company intends to utilize the package of practical expedients that allows an entity to not reassess existing leases for: i) whether any expired or existing contracts are or contain leases, ii) the lease classification for any expired or existing leases and iii) the initial direct costs for any existing leases. Additionally, the Company intends to elect the practical expedient under ASU 2018-01, that allows an entity to not reassess whether any expired or existing land easements are or contain leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends Topic 842 so that entities may elect not to recast the comparative periods presented when transitioning to Topic 842. The Company plans on electing this transition method. The Company is currently evaluating the effects that the adoption of this guidance will have on the Company’s consolidated financial statements, and anticipates the new guidance will significantly impact its consolidated balance sheet and will not have a material impact on its consolidated statements of operations or cash flows. As further described in our Annual Report on Form 10-K as of December 31, 2017, the Company had minimum lease commitments under non-cancellable operating leases totaling $85 million.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends ASC 820 to add, remove and clarify certain disclosure requirements related to fair value measures. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 31, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. RELATED PARTY TRANSACTIONS
Prior to the Separation, our transactions with the Former Parent were considered related party transactions. In connection with the Separation, the Company entered into a number of agreements with the Former Parent to govern the Separation and provide a framework for the relationship between the parties going forward, including a Transition Services Agreement, Contract Manufacturing Services Agreements, a Tax Matters Agreement and an Employee Matters Agreement.
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
Prior to the Separation, net sales of products from Delphi Technologies to affiliates of the Former Parent totaled $1 million for the nine months ended September 30, 2017. There were no net sales from Delphi Technologies to affiliates of the Former Parent for the three months ended September 30, 2017.
Prior to the Separation, total purchases from affiliates of the Former Parent totaled $18 million and $61 million for the three and nine months ended September 30, 2017, respectively.
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
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

	(in millions)
Cost of sales	$5	$22
Selling, general and administrative	25	89
Total allocated cost from Former Parent	$30	$111

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

4. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	September 30, 2018	December 31, 2017

	(in millions)
Productive material	$272	$217
Work-in-process	38	35
Finished goods	244	246
Total	$554	$498

5. ASSETS
Other current assets consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Value added tax receivable	$75	$59
Reimbursable engineering costs	20	20
Notes receivable	12	39
Prepaid insurance and other expenses	12	6
Income and other taxes receivable	8	5
Return assets (Note 2)	8	—
Derivative financial instruments (Note 16)	2	—
Deposits to vendors	1	2
Total	$138	$131
Other long-term assets consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Income and other taxes receivable	$49	$57
Investment in Tula (Note 2)	21	21
Investment in PolyCharge (Note 2)	7	—
Debt issuance costs	3	4
Other	44	40
Total	$124	$122

6. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Warranty obligations (Note 7)	$65	$64
Payroll-related obligations	51	49
Restructuring (Note 8)	46	54
Income and other taxes payable	36	63
Accrued rebates	28	30
Deferred reimbursable engineering	23	14
Accrued interest	23	12
Freight	20	19
Employee benefits	14	29
Outside services	14	14
Customer deposits	6	7
Deferred cost reimbursement	4	10
Other	75	80
Total	$405	$445
Other long-term liabilities consisted of the following:

	September 30, 2018	December 31, 2017

	(in millions)
Restructuring (Note 8)	$30	$47
Warranty obligations (Note 7)	30	33
Deferred income taxes, net (Note 13)	20	14
Accrued income taxes	11	15
Environmental (Note 11)	2	3
Other	5	7
Total	$98	$119

7. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of September 30, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2018 to be $0 million to $20 million.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2018:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$97
Provision for estimated warranties incurred during the period	28
Changes in estimate for pre-existing warranties	5
Settlements made during the period (in cash or in kind)	(32)
Foreign currency translation and other	(3)
Accrual balance at end of period	$95

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
As part of Delphi Technologies’ continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $5 million and $28 million during the three and nine months ended September 30, 2018, respectively, of which $3 million and $16 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and $1 million and $3 million was recognized for programs implemented to reduce global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $3 million and $79 million during the three and nine months ended September 30, 2017, respectively. The nine months ended September 30, 2017 included the recognition of approximately $54 million for employee-related and other costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company’s on-going European footprint rotation strategy. Cash payments for this restructuring action are expected to be principally completed by 2020.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $51 million and $70 million in the nine months ended September 30, 2018 and 2017, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2018 and 2017 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Powertrain Systems	$9	$6	$31	$74
Delphi Technologies Aftermarket	(4)	(3)	(3)	5
Total	$5	$3	$28	$79

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at January 1, 2018	$98	$3	$101
Provision for estimated expenses incurred during the period	26	2	28
Payments made during the period	(49)	(2)	(51)
Foreign currency and other	—	(2)	(2)
Accrual balance at September 30, 2018	$75	$1	$76

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $4 and $5 unamortized issuance costs)	$732	$745
$800 million Senior Notes at 5.00%, due 2025 (net of $13 and $14 unamortized issuance costs and $3 and $4 discount, respectively)	784	782
Capital leases and other	19	8
Total debt	1,535	1,535
Less: current portion	(34)	(20)
Long-term debt	$1,501	$1,515
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred approximately $9 million of issuance costs in connection with the Credit Agreement. As of September 30, 2018, there were no amounts drawn on the Revolving Credit Facility.
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

	September 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of September 30, 2018, are detailed below:

		Borrowings as of
		September 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2018
Term Loan A Facility	LIBOR plus 1.75%	$736	3.88%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of September 30, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect of our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of September 30, 2018.
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

The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of September 30, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2018, $30 million and $75 million, respectively, of receivables were sold under these arrangements, and expenses of $1 million and $3 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2017, $25 million and $63 million, respectively, of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense.
In addition, during the nine months ended September 30, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of September 30, 2018, as a result of these transactions. During the three and nine months ended September 30, 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Capital leases—As of September 30, 2018 and December 31, 2017, approximately $13 million and $1 million, respectively, of capital lease obligations was outstanding.
Interest—Cash paid for interest related to debt outstanding totaled $46 million and $2 million, for the nine months ended September 30, 2018 and 2017, respectively.

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
The amounts shown below reflect the non-U.S. plans’ defined benefit pension expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017

	(in millions)
Service cost	$10	$8
Interest cost	8	8
Expected return on plan assets	(13)	(11)
Amortization of actuarial losses	6	6
Net periodic benefit cost	$11	$11

	Nine Months Ended September 30,
	2018	2017

	(in millions)
Service cost	$29	$25
Interest cost	26	25
Expected return on plan assets	(40)	(34)
Amortization of actuarial losses	18	19
Net periodic benefit cost	$33	$35
Other postretirement benefit obligations were less than $1 million and $1 million at September 30, 2018 and December 31, 2017, respectively.

11. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
Delphi Technologies is from time to time subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. It is the opinion of Delphi Technologies that the outcome of such matters will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Delphi Technologies. In addition to the specific matters discussed below, the Company estimates the reasonably possible loss in excess of the amounts accrued related to ordinary business claims to be approximately $0 million to $10 million. With respect to warranty matters, although Delphi Technologies cannot ensure that the future costs of warranty claims by customers will not be material, Delphi Technologies believes its established reserves are adequate to cover potential warranty settlements. Refer to Note 7. Warranty Obligations for additional information.
Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. While Delphi Technologies believes it complies with such laws, they are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of September 30, 2018, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of September 30, 2018, claims totaling approximately $15 million (using September 30, 2018 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of September 30, 2018, the Company maintains accruals for these asserted claims of $4 million (using September 30, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $11 million.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities) and $4 million (of which $1 million was recorded in accrued liabilities and $3 million was recorded in other long-term liabilities), respectively. Delphi Technologies cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At September 30, 2018, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

12. REVENUE
On January 1, 2018, Delphi Technologies adopted ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. The standard requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company generally recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. From time to time, we enter into pricing agreements with our customers that provide for price reductions, some of which are conditional upon achieving certain criteria. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.
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
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
North America	$328	$328	$1,033	$1,018
Europe	508	498	1,623	1,503
Asia Pacific	288	344	927	935
South America	35	35	104	104
Total	$1,159	$1,205	$3,687	$3,560

In the following table, net sales is disaggregated by major product group and sales channels:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Internal Combustion Engine Products	$686	$700	$2,230	$2,101
Electronics & Electrification	256	262	808	762
Independent Aftermarket	155	155	469	448
Original Equipment Service	62	88	180	249
Total	$1,159	$1,205	$3,687	$3,560
Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of September 30, 2018, the recognition of revenue over time resulted in approximately $1 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of September 30, 2018, as defined by ASC 606.
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
There are generally no performance obligations outstanding beyond a year. The Company generally does not enter into fixed long-term supply agreements. The Company applies the exemption in ASC 606 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
In addition, the Company applies the practical expedient in ASC 340 and immediately expenses contract acquisition costs when incurred, including sales commissions, because the amortization period would be one year or less.

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

The Company’s income tax expense and effective tax rate for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017

	(dollars in millions)
Income tax expense	$54	$79
Effective tax rate	19%	24%
The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the nine months ended September 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The Company’s effective tax rate for the nine months ended September 30, 2018 includes net discrete tax expense of $4 million. The effective tax rate for the nine months ended September 30, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of $9 million.
Additionally, the Company’s tax rate was impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) in the United States on December 22, 2017, which provided for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We consider our effective tax rate calculation, to the extent related to the effects of the Act, to be provisional pursuant to the guidance in SEC Staff Accounting Bulletin No. 118, primarily due to lack of clarity at the balance sheet date related to the state tax impacts of federal tax reform, which resulted in our use of estimates to compute our future blended tax rate, as well as to the lack of clarity regarding the tax treatment of certain of our intercompany transactions.  If we are required to change the taxes we have provided related to our U.S. business based on further analysis and regulatory guidance at the federal and state level issued subsequent to the issuance of these statements, we will record such adjustments to income tax expense in the period that the amounts are determined. During the three months ended September 30, 2018, the Company recorded approximately $2 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017. The Company was not affected by the Transition Tax provisions of the Act, which impose a U.S. tax upon unremitted earnings of non-U.S. subsidiaries which would have been subject to U.S. tax when remitted under the law in effect prior to the Act. The Company’s U.S. subsidiary does not hold any investments in non-U.S. operations.
In France, the Company had experienced cumulative losses in previous years and had recorded a valuation allowance against its deferred tax assets. As of December 31, 2017, based on consideration of all available positive and negative evidence, including improvements in French operating results, the Company concluded that it was still more likely than not that the net deferred tax assets in France would not be realized, and accordingly continued to record a valuation allowance. The French valuation allowance recorded at December 31, 2017 was $138 million. The Company continues to evaluate all positive and negative evidence related to the ability to utilize its French deferred tax assets on a quarterly basis to determine whether any change in the valuation allowance should be recorded.
In addition, the Company is evaluating the realizability of current year losses incurred in Luxembourg. The majority of the Luxembourg legal entities were formed as part of the Separation. The Company is considering its future projections of income in Luxembourg and whether these projections constitute sufficient positive evidence to support realizability of the net deferred tax asset position anticipated in Luxembourg at year-end. The Luxembourg operations had a net deferred tax liability position at December 31, 2017.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $70 million and $37 million for the nine months ended September 30, 2018 and 2017 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$39	$78	$223	$229
Denominator:
Weighted average ordinary shares outstanding, basic	88.74	88.61	88.74	88.61
Dilutive shares related to restricted stock units (“RSUs”)	0.23	—	0.24	—
Weighted average ordinary shares outstanding, including dilutive shares	88.97	88.61	88.98	88.61

Net income per share attributable to Delphi Technologies:
Basic	$0.44	$0.88	$2.51	$2.58
Diluted	$0.44	$0.88	$2.51	$2.58
Anti-dilutive securities share impact	—	—	—	—
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Third quarter	$0.17	$15
Second quarter	0.17	15
First quarter	0.17	15
Total	$0.51	$45
In addition, in October 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable November 14, 2018 to shareholders of record at the close of business on November 6, 2018.
Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total number of shares repurchased	293,695	—	293,695	—
Average price paid per share	$34.05	$—	$34.05	$—
Total (in millions)	$10	$—	$10	$—
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

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three and nine months ended September 30, 2018 and 2017 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(137)	$(337)	$(85)	$(419)
Aggregate adjustment for the period (1)	(2)	37	(54)	119
Balance at end of period	(139)	(300)	(139)	(300)

Gains (losses) on derivatives:
Balance at beginning of period	2	—	—	—
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $0)	3	—	5	—
Reclassification to income (net tax effect of $0, $0, $0 and $0)	(1)	—	(1)	—
Balance at end of period	4	—	4	—

Pension and postretirement plans:
Balance at beginning of period	(270)	(285)	(286)	(292)
Other comprehensive income before reclassifications (net tax effect of $0, $2, $4 and $3)	(1)	(10)	5	(14)
Reclassification to income (net tax effect of $1, $1, $3 and $3)	5	5	15	16
Balance at end of period	(266)	(290)	(266)	(290)

Accumulated other comprehensive loss, end of period	$(401)	$(590)	$(401)	$(590)

(1)
Includes a gain of $2 million and a loss of $3 million, for the three and nine months ended September 30, 2018, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are losses of $2 million and $2 million for the three and nine months ended September 30, 2018, respectively, related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2018 and 2017 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2018	2017	2018	2017

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(6)	$(6)	$(18)	$(19)	Other (expense) income, net (1)
	(6)	(6)	(18)	(19)	Income before income taxes
	1	1	3	3	Income tax expense
	(5)	(5)	(15)	(16)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(5)	$(5)	$(15)	$(16)	Net income attributable to Delphi Technologies

Total reclassifications for the period	$(5)	$(5)	$(15)	$(16)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

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
As of September 30, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan Renminbi	855	RMB	$120
Euro	67	EUR	80
Mexican Peso	773	MXN	40
Singapore Dollar	43	SGD	30
Turkish Lira	77	TRY	10
South Korean Won	11,193	KRW	10
As of September 30, 2018, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2020.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2018 were approximately $4 million (approximately $4 million, net of tax). Of this total, approximately $3 million of losses are expected to be included in cost of sales within the next 12 months and $1 million of losses are expected to be included in cost of sales in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the consolidated statement of cash flows.
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
Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of foreign currency derivatives recorded in the consolidated balance sheets as of September 30, 2018. There were no derivative financial instruments outstanding as of December 31, 2017.

Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
Balance Sheet Location*	September 30, 2018	Balance Sheet Location*	September 30, 2018	September 30, 2018

(in millions)
Designated as cash flow hedges:
Other current assets	$7	Other current assets	$3	$4
Other long-term assets	2	Other long-term assets	1	1
Total designated as hedges	$9		$4

Derivatives not designated as hedges:
Other current assets	$—	Other current assets	$2	(2)
Total not designated as hedges	$—		$2
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of September 30, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the foreign currency derivatives in the consolidated statement of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2018 is as follows:

Three Months Ended September 30, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges	$3	$1
Total	$3	$1

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$4
Total		$4

Nine Months Ended September 30, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges	$5	$1
Total	$5	$1

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(4)
Total		$(4)
The gain or loss recognized into income of designated and not designated derivative instruments were recorded to other income, net and cost of sales in the consolidated statements of operations for the three and nine months ended September 30, 2018.

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

As of September 30, 2018, Delphi Technologies was in a net derivative asset position of $3 million, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of September 30, 2018 Delphi Technologies had the following assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2018:
Foreign currency derivatives	$3	$—	$3	$—
Total	$3	$—	$3	$—
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of capital leases, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2018 and December 31, 2017, total debt was recorded at $1,535 million and $1,535 million, respectively, and had estimated fair values of $1,499 million and $1,566 million, respectively. For all other financial instruments recorded at September 30, 2018 and December 31, 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2018, Delphi Technologies recorded non-cash asset impairment charges totaling less than $1 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. During the three and nine months ended September 30, 2017, Delphi Technologies recorded non-cash asset impairment charges totaling less than $1 million and $8 million, respectively, within cost of sales related to declines in the fair values of certain fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other (expense) income, net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in millions)
Interest income	$3	$—	$6	$1
Components of net periodic benefit cost other than service cost (Note 10)	(1)	(3)	(4)	(10)
Other, net	(8)	2	2	2
Other (expense) income, net	$(6)	$(1)	$4	$(7)

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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2018	712	$37.34
Granted	567	48.54
Vested	(122)	38.50
Forfeited	(32)	42.97
Nonvested, September 30, 2018	1,125	42.70
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $5 million ($5 million, net of tax) and $15 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and nine months ended September 30, 2018, respectively. Share-based compensation expense was $4 million ($4 million, net of tax) and $12 million ($11 million, net of tax) based on the company’s best estimate of ultimate performance against the respective targets during the three and nine months ended September 30, 2017, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2018, unrecognized compensation expense on a pretax basis of approximately $28 million is anticipated to be recognized over a weighted average period of approximately 2 years.

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
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income, net of tax, restructuring, separation costs and asset impairments (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Segment Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Segment Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for Delphi Technologies’ segments for the three and nine months ended September 30, 2018 and 2017.

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Net sales	$1,017	$217	$(75)	$1,159
Depreciation & amortization	$46	$1	$—	$47
Adjusted operating income	$92	$16	$—	$108
Operating income	$66	$15	$—	$81
Equity income, net of tax	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$3	$1	$—	$4

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Net sales	$1,049	$243	$(87)	$1,205
Depreciation & amortization	$45	$2	$—	$47
Adjusted operating income	$128	$19	$—	$147
Operating income (2)	$97	$16	$—	$113
Equity income, net of tax	$2	$—	$—	$2
Net income attributable to noncontrolling interest	$9	$—	$—	$9

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Net sales	$3,256	$649	$(218)	$3,687
Depreciation & amortization	$142	$3	$—	$145
Adjusted operating income	$368	$55	$—	$423
Operating income	$294	$47	$—	$341
Equity income, net of tax	$6	$—	$—	$6
Net income attributable to noncontrolling interest	$14	$1	$—	$15

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Net sales	$3,107	$697	$(244)	$3,560
Depreciation & amortization	$139	$5	$—	$144
Adjusted operating income	$419	$54	$—	$473
Operating income (2)	$300	$40	$—	$340
Equity income, net of tax	$2	$—	$—	$2
Net income attributable to noncontrolling interest	$25	$—	$—	$25

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

(2)
Includes $3 million and $79 million of charges recorded related to costs associated with employee termination benefits and other exit costs for the three and nine months ended September 30, 2017, respectively.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$92	$16	$—	$108
Restructuring	(9)	4	—	(5)
Separation costs (1)	(17)	(5)	—	(22)
Operating income	$66	$15	$—	81
Interest expense				(20)
Other expense, net				(6)
Income before income taxes and equity income				55
Income tax expense				(12)
Equity income, net of tax				—
Net income				43
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$39

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$128	$19	$—	$147
Restructuring	(6)	3	—	(3)
Separation costs (1)	(25)	(6)	—	(31)
Operating income	$97	$16	$—	113
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				111
Income tax expense				(26)
Equity income, net of tax				2
Net income				87
Net income attributable to noncontrolling interest				9
Net income attributable to Delphi Technologies				$78

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$368	$55	$—	$423
Restructuring	(31)	3	—	(28)
Separation costs (1)	(42)	(11)	—	(53)
Asset impairments	(1)	—	—	(1)
Operating income	$294	$47	$—	341
Interest expense				(59)
Other income, net				4
Income before income taxes and equity income				286
Income tax expense				(54)
Equity income, net of tax				6
Net income				238
Net income attributable to noncontrolling interest				15
Net income attributable to Delphi Technologies				$223

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$419	$54	$—	$473
Restructuring	(74)	(5)	—	(79)
Separation costs (1)	(37)	(9)	—	(46)
Asset impairments	(8)	—	—	(8)
Operating income	$300	$40	$—	$340
Interest expense				(2)
Other expense, net				(7)
Income before income taxes and equity income				331
Income tax expense				(79)
Equity income, net of tax				2
Net income				254
Net income attributable to noncontrolling interest				25
Net income attributable to Delphi Technologies				$229

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2018. This discussion should be read in conjunction with Item 1. Financial Statements. Our MD&A is presented in eight sections:

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
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our relationship with the Former Parent following the Separation. These agreements provided for the allocation between Delphi Technologies and Aptiv of the Former Parent’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the Separation and govern certain relationships between Delphi Technologies and Aptiv after the Separation. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for descriptions of the material terms of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation. During the nine months ended September 30, 2018 Delphi Technologies paid the Former Parent $61 million and $75 million related to the Transition Services Agreement and Contract Manufacturing Services Agreements, respectively.
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
Our product offerings include advanced gas and diesel fuel injection systems (“FIS”), actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our ability to help our OEM customers meet regulatory requirements for reduced emissions and increased fuel economy, as well as to provide additional power to support consumer-driven demand for more in-vehicle electronics, may allow us to realize revenue growth in excess of vehicle production growth.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger, cars, trucks and vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Company’s Aftermarket segment also remanufactures and sells our technologies to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
Our total net sales during the three months ended September 30, 2018 were $1.2 billion, a decrease of 4% compared to the same period of 2017. Our total net sales during the nine months ended September 30, 2018 were $3.7 billion, an increase of 4% compared to the same period of 2017.
Business Strategy
We believe the Company is well-positioned to benefit from increasing global vehicle production and has an established product portfolio sold to a diverse base of OEM and aftermarket customers.
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver strong margin expansion and revenue, earnings and cash flow growth. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Propulsion Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges. Leveraging the breadth and depth of our engineering capabilities, we believe we have strong positions in fuel injectors, fuel pumps and fuel-injection systems. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see above-market growth driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products helps customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance.

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

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) increased 3% from 2016 to 2017, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2016, vehicle production in 2017 increased by 4% in Europe, 3% in China and 21% in South America. Following several years of increases, consumer demand for vehicles in North America receded, resulting in a 4% decrease year-over-year in North American production in 2017. Overall global vehicle production increased by 1% for the nine months that ended September 30, 2018 and is expected to remain at a 1% increase for the year ending December 31, 2018. Compared to 2017, vehicle production in 2018 is expected to remain flat in China, Europe and North America, while increasing by 7% in South America.

Economic volatility or weakness in North America, Europe, China or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars) or reductions in industrial production and the corresponding level of freight tonnage being transported. While our diversified customer and geographic revenue base, along with our flexible cost structure, have us well positioned to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. For the nine months ended September 30, 2018, approximately 15% of our annual net sales were generated in the U.K., and approximately 15% were denominated in British pounds.
Key growth markets. We believe our strong global presence and presence in key growth markets, especially in China, has positioned us to experience above-market growth rates over the long-term. There have been periods of increased market volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth in China, rising income levels in China and other key growth markets have resulted and are expected to result in stronger growth rates in these markets over the long-term. We have a strong local presence in China, including a major manufacturing base and well-established customer relationships, which we believe has positioned us to continue being a leading supplier of advanced engine technologies in this market. Our business in China is sensitive to economic and market conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long-term growth potential in this market based on increasing long-term automotive and vehicle content demand.
We continue to expand our established presence in all key growth markets, positioning us to benefit from the expected long-term growth opportunities in these regions. We believe that increasing regulation in these markets related to emissions control and fuel efficiency will enable us to experience above-market growth as a result of increased demand for our products focused on meeting these regulations. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the key growth market OEMs to continue increasing our presence in these markets. We believe that our presence in best-cost countries positions us to realize incremental margin improvements as the global balance of automotive production shifts towards the key growth markets.
Technologically advanced product portfolio. Our product offerings satisfy OEMs’ needs to meet increasingly stringent government regulations related to fuel efficiency and emissions control on a global basis and to provide additional power to support consumer-driven demand for more in-vehicle electronics. Leveraging the breadth and depth of our engineering capabilities, we have strong positions in FIS technologies. Our injector portfolio maximizes engine uptime and reliability, which is especially important for large, long-life commercial vehicle applications. Additionally, we expect continued growth in key technologies such as gasoline direct injection (“GDi”) and power electronics to meet increasing consumer demand for greater performance and power needs. We are focused on providing technologies and solutions that we believe will result in growth rates in excess of vehicle production growth.
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
Our global operations are subject to certain risks inherent in doing business abroad, including unexpected changes in laws, regulations, trade or monetary or tax fiscal policy, including tariffs, quotas, customs and other import or export restrictions and other trade barriers. Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business and financial results.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically-advanced products that meet and exceed our customers’ demands for safety, durability and performance. We have a team of approximately 5,000 scientists, engineers and technicians across 12 major technical centers globally focused on innovating and developing market-relevant product solutions. In 2017, we invested approximately $600 million (which included approximately $160 million of co-investment by customers and government agencies) in research and development, including engineering, to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, electrification and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
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
Pricing. Cost-cutting initiatives adopted by our customers result in increased downward pressure on pricing. Our customer supply agreements generally require step-downs in component pricing over the periods of production, and OEMs have historically possessed significant leverage over their outside suppliers because the automotive component supply industry is fragmented and serves a limited number of automotive OEMs. Our profitability depends in part on our ability to generate sufficient cost savings in the future to offset price reductions.
We maintain a low fixed-cost structure, which provides us with the flexibility to invest in new growth opportunities and seek to remain profitable throughout the traditional vehicle industry production cycle. Today, approximately 85% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 15% of the hourly workforce as of September 30, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. This will allow us to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
OEM product recalls. The number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.
Industry consolidation. Consolidation among worldwide suppliers is expected to continue as suppliers seek to achieve operating synergies and value-stream efficiencies, acquire complementary technologies and build stronger customer relationships as OEMs continue to expand globally. Additionally, new entrants from outside the traditional automotive industry may seek to gain access to certain vehicle component markets. We believe companies with strong balance sheets and financial discipline are in the best position to take advantage of the industry consolidation trend.

Consolidated Results of Operations
Delphi Technologies typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), fluctuations in foreign currency exchange rates (which we refer to as FX), and contractual reductions of the sales price to the OEM (which we refer to as contractual price reductions). Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
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

Three and Nine Months Ended September 30, 2018 versus Three and Nine Months Ended September 30, 2017
The results of operations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018		2017		Favorable/(unfavorable)	2018		2017		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,159		$1,205		$(46)	$3,687		$3,560		$127
Cost of sales	965		976		11	3,002		2,849		(153)
Gross margin	194	16.7%	229	19.0%	(35)	685	18.6%	711	20.0%	(26)
Selling, general and administrative	105		108		3	307		279		(28)
Amortization	3		5		2	9		13		4
Restructuring	5		3		(2)	28		79		51
Operating income	81		113		(32)	341		340		1
Interest expense	(20)		(1)		(19)	(59)		(2)		(57)
Other (expense) income, net	(6)		(1)		(5)	4		(7)		11
Income before income taxes and equity income	55		111		(56)	286		331		(45)
Income tax expense	(12)		(26)		14	(54)		(79)		25
Income before equity income	43		85		(42)	232		252		(20)
Equity income, net of tax	—		2		(2)	6		2		4
Net income	43		87		(44)	238		254		(16)
Net income attributable to noncontrolling interest	4		9		(5)	15		25		(10)
Net income attributable to Delphi Technologies	$39		$78		$(39)	$223		$229		$(6)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2018 versus September 30, 2017.

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,159	$1,205	$(46)	$6	$(16)	$(19)	$(17)	$(46)
Total net sales for the three months ended September 30, 2018 decreased 4% compared to the three months ended September 30, 2017. We experienced volume growth primarily as a result of increased sales in Europe and North America, offset by unfavorable currency impacts, primarily related to the Euro and Chinese Yuan Renminbi. Net sales also decreased by $20 million, reflected in Other above, primarily related to net sales during the three months ended September 30, 2017 for the original equipment services business that remained with the Former Parent.
Below is a summary of our total net sales for the nine months ended September 30, 2018 versus September 30, 2017.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Other	Total

	(in millions)
Total net sales	$3,687	$3,560	$127	$107	$(49)	$126	$(57)	$127
Total net sales for the nine months ended September 30, 2018 increased 4% compared to the nine months ended September 30, 2017. We experienced volume growth primarily as a result of increased sales in Europe and North America, and favorable currency impacts, primarily related to the Euro. Net sales also decreased by $61 million, reflected in Other above, primarily related to net sales during the nine months ended September 30, 2017 for the original equipment services business that remained with the Former Parent.
Cost of Sales
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $11 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$965	$976	$11	$(40)	$—	$11	$8	$32	$11
Gross margin	$194	$229	$(35)	$(34)	$(16)	$(8)	$8	$15	$(35)
Percentage of net sales	16.7%	19.0%
The decrease in cost of sales reflects a favorable change due to the absence of cost of sales related to the original equipment services business that remained with the Former Parent (which is the primary item in Other above), improved operational performance, and the impacts from currency exchange. The unfavorable change in cost of sales and gross margin related to volumes is primarily due to product portfolio and regional mix impacts.
Cost of sales increased $153 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the nine months ended September 30, 2018 and September 30, 2017.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/(unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$3,002	$2,849	$(153)	$(164)	$—	$(77)	$36	$52	$(153)
Gross margin	$685	$711	$(26)	$(57)	$(49)	$49	$36	$(5)	$(26)
Percentage of net sales	18.6%	20.0%
The increase in cost of sales reflects increased volumes and the impacts from currency exchange, partially offset by improved operational performance for the nine month period. The unfavorable change in gross margin related to volumes is primarily due to product portfolio and regional mix impacts. Cost of sales was also impacted by the following items in Other above:

•	Favorable changes that primarily include the absence of cost of sales related to the original equipment services business that remained with the Former Parent; offset by

•
The absence of a $17 million reduction to cost of sales during the nine months ended September 30, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, offset by $4 million of related asset impairments, in conjunction with a program cancellation by one of the Company’s OEM customers during the nine months ended September 30, 2017.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$105	$108	$3
Percentage of net sales	9.1%	9.0%

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$307	$279	$(28)
Percentage of net sales	8.3%	7.8%
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A remained generally consistent as a percentage of sales for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This is primarily due to a decrease in one-time incremental expenses associated with becoming a stand-alone publicly-traded company, which totaled $22 million during the three months ended September 30, 2018. This compares to $31 million of one-time costs recorded during the three months ended September 30, 2017, associated with the Separation.
SG&A increased as a percentage of sales for for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This is primarily due to an increase in one-time incremental expenses associated with becoming a stand-alone publicly-traded company, which totaled $53 million during the nine months ended September 30, 2018. This compares to $46 million of one-time costs recorded during the nine months ended September 30, 2017, associated with the Separation.
Amortization

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$3	$5	$2

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Amortization	$9	$13	$4
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the three and nine months ended September 30, 2018 compared to 2017 reflects the continued amortization of our intangible assets.

Restructuring

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$5	$3	$(2)
Percentage of net sales	0.4%	0.2%

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$28	$79	$51
Percentage of net sales	0.8%	2.2%
The consistency in restructuring expense recorded during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, reflects restructuring programs focused on the continued rotation of our manufacturing footprint to the best cost locations.
The decrease in restructuring expense recorded during nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, is primarily attributable to a program at a Western European manufacturing site that was initiated in 2017.
Restructuring costs, net, of approximately $5 million and $28 million were recorded during the three and nine months ended September 30, 2018, respectively. The charges recorded during the three months ended September 30, 2018 primarily included $3 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $1 million for programs implemented to reduce global overhead costs. The charges recorded during the nine months ended September 30, 2018 primarily included $16 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe, as well as $3 million for programs implemented to reduce global overhead costs.
Restructuring costs of approximately $3 million and $79 million were recorded during the three and nine months ended September 30, 2017. These charges included $54 million of employee-related and other costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment pursuant to the Company’s on-going European footprint rotation strategy. Charges for this program were substantially completed in 2017, and cash payments for this plant closure are expected to be principally completed by 2020.
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
Refer to Note 8. Restructuring to the unaudited consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$20	$1	$(19)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Interest expense	$59	$2	$(57)
The increase in interest expense compared to the prior year period primarily reflects the interest related to the issuance of debt in connection with the Separation, consisting of a senior secured five-year $750 million term loan facility and $800 million of 5.00% senior unsecured notes due 2025.
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$(6)	$(1)	$(5)

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$4	$(7)	$11
The increase in other expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 is primarily due to:

•	An increase to expense of $8 million related to remeasurement of cross currency intercompany loans; partially offset by

•	An increase of $3 million of interest income.
The increase in other income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 is primarily due to:

•	An increase of $5 million of interest income;

•	An increase of $2 million of rental income;

•	A decrease of $6 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans; partially offset by

•	A decrease to income of $2 million related to remeasurement of cross currency intercompany loans.
Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$12	$26	$14

	Nine Months Ended September 30,
	2018	2017	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$54	$79	$25
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s tax expense for the three and nine months ended September 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. This was primarily due to changes in the underlying business operations and the receipt of certain tax incentives and holidays that reduced the effective tax rate for certain subsidiaries below the statutory rate. The Company’s tax expense for the three and nine months ended September 30, 2018 includes net discrete tax expense of $2 million and $4 million, respectively. The tax expense for the three and nine months ended September 30, 2017 was impacted by losses for which no benefit was recognized due to a valuation allowance and net discrete tax expense of less than $1 million and $9 million, respectively.
In France, the Company had experienced cumulative losses in previous years and had recorded a valuation allowance against its deferred tax assets. As of December 31, 2017, based on consideration of all available positive and negative evidence, including improvements in French operating results, the Company concluded that it was still more likely than not that the net deferred tax assets in France would not be realized, and accordingly continued to record a valuation allowance. The French valuation allowance recorded at December 31, 2017 was $138 million. The Company continues to evaluate all positive and negative evidence related to the ability to utilize its French deferred tax assets on a quarterly basis to determine whether any change in the valuation allowance should be recorded.
In addition, the Company is evaluating the realizability of current year losses incurred in Luxembourg. The majority of the Luxembourg legal entities were formed as part of the Separation. The Company is considering its future projections of income in Luxembourg and whether these projections constitute sufficient positive evidence to support realizability of the net deferred tax asset position anticipated in Luxembourg at year-end. The Luxembourg operations had a net deferred tax liability position at December 31, 2017.

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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$92	$16	$—	$108
Restructuring	(9)	4	—	(5)
Separation costs (1)	(17)	(5)	—	(22)
Operating income	$66	$15	$—	81
Interest expense				(20)
Other expense, net				(6)
Income before income taxes and equity income				55
Income tax expense				(12)
Equity income, net of tax				—
Net income				43
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$39

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2017:
Adjusted operating income	$128	$19	$—	$147
Restructuring	(6)	3	—	(3)
Separation costs (1)	(25)	(6)	—	(31)
Operating income	$97	$16	$—	113
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				111
Income tax expense				(26)
Equity income, net of tax				2
Net income				87
Net income attributable to noncontrolling interest				9
Net income attributable to Delphi Technologies				$78

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$368	$55	$—	$423
Restructuring	(31)	3	—	(28)
Separation costs (1)	(42)	(11)	—	(53)
Asset impairments	(1)	—	—	(1)
Operating income	$294	$47	$—	341
Interest expense				(59)
Other income, net				4
Income before income taxes and equity income				286
Income tax expense				(54)
Equity income, net of tax				6
Net income				238
Net income attributable to noncontrolling interest				15
Net income attributable to Delphi Technologies				$223

	Powertrain Systems	Delphi Technologies Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2017:
Adjusted operating income	$419	$54	$—	$473
Restructuring	(74)	(5)	—	(79)
Separation costs (1)	(37)	(9)	—	(46)
Asset impairments	(8)	—	—	(8)
Operating income	$300	$40	$—	340
Interest expense				(2)
Other expense, net				(7)
Income before income taxes and equity income				331
Income tax expense				(79)
Equity income, net of tax				2
Net income				254
Net income attributable to noncontrolling interest				25
Net income attributable to Delphi Technologies				$229

(1)
Prior to December 4, 2017 separation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2018 and 2017 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$1,017	$1,049	$(32)	$(21)	$(12)	$1	$(32)
Delphi Technologies Aftermarket	217	243	(26)	(1)	(8)	(17)	(26)
Eliminations and Other	(75)	(87)	12	12	1	(1)	12
Total	$1,159	$1,205	$(46)	$(10)	$(19)	$(17)	$(46)

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$3,256	$3,107	$149	$22	$126	$1	$149
Delphi Technologies Aftermarket	649	697	(48)	(1)	8	(55)	(48)
Eliminations and Other	(218)	(244)	26	37	(8)	(3)	26
Total	$3,687	$3,560	$127	$58	$126	$(57)	$127
Delphi Technologies Aftermarket net sales decreased by $20 million and $61 million for the three and nine months ended September 30, 2018, respectively, reflected in Other above, due to original equipment services business that remained with the Former Parent.
Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Powertrain Systems	14.7%	17.7%	16.6%	18.7%
Delphi Technologies Aftermarket	20.7%	17.7%	22.0%	18.7%
Eliminations and Other	—%	—%	—%	—%
Total	16.7%	19.0%	18.6%	20.0%

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$92	$128	$(36)	$(51)	$12	$3	$(36)
Delphi Technologies Aftermarket	16	19	(3)	1	1	(5)	(3)
Eliminations and Other	—	—	—	—	—	—	—
Total	$108	$147	$(39)	$(50)	$13	$(2)	$(39)
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Unfavorable foreign currency impacts of $7 million; and

•
$14 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation.

	Nine Months Ended September 30,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$368	$419	$(51)	$(108)	$43	$14	$(51)
Delphi Technologies Aftermarket	55	54	1	—	6	(5)	1
Eliminations and Other	—	—	—	—	—	—	—
Total	$423	$473	$(50)	$(108)	$49	$9	$(50)
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements, as well as the following items included within Other in the table above:

•	Favorable foreign currency impacts of $42 million;

•	Decreased costs of $3 million at our Delphi Technologies Aftermarket segment related to certain Brazilian legal matters during the nine months ended September 30, 2017; offset by

•
$44 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation; and

•
The absence of a $17 million reduction to cost of sales during the nine months ended September 30, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, in conjunction with a program cancellation by one of the Company’s OEM customers during the nine months ended September 30, 2017.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, to meet debt service requirements, fund our pension obligations and dividends on ordinary shares. The Company has begun a consultation process with its U.K. workforce with regard to future pension provision. This consultation is ongoing and is currently expected to conclude in January 2019.
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
As of September 30, 2018, we had cash and cash equivalents of $340 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below. As of September 30, 2018, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,535 million, primarily consisting of $736 million principal outstanding under the $750 million five-year term loan pursuant to the Credit Agreement and $800 million principal outstanding under the $800 million senior unsecured notes due 2025. As of September 30, 2018, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.
We expect existing cash, available liquidity and cash flows from operations to continue to be sufficient to fund our global activities (including restructuring payments, any repurchases of outstanding ordinary shares pursuant to our approved share repurchase authorization as described below, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares and capital expenditures) as well as to fund potential acquisitions as appropriate.
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
Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total number of shares repurchased	293,695	—	293,695	—
Average price paid per share	$34.05	$—	$34.05	$—
Total (in millions)	$10	$—	$10	$—
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
Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Third quarter	$0.17	$15
Second quarter	0.17	15
First quarter	0.17	15
Total	$0.51	$45
In addition, in October 2018, the Board of Directors declared a regular quarterly cash dividend of $0.17 per ordinary share, payable November 14, 2018 to shareholders of record at the close of business on November 6, 2018.
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

	September 30, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of September 30, 2018, are detailed below:

		Borrowings as of
		September 30, 2018	Rate effective as of
	Applicable Rate	(in millions)	September 30, 2018
Term Loan A Facility	LIBOR plus 1.75%	$736	3.88%
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of September 30, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of September 30, 2018.
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
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of September 30, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2018, $30 million and $75 million of receivables were sold under these arrangements, and expenses of $1 million and $3 million, respectively, were recognized within interest expense. During the three and nine months ended September 30, 2017, $25 million and $63 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million, respectively, were recognized within interest expense.
In addition, during the nine months ended September 30, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $22 million from other long-term assets in the consolidated balance sheet as of September 30, 2018, as a result of these transactions. During the three and nine months ended September 30, 2018, less than $1 million of expenses were recognized within interest expense.

Capital leases—There were approximately $13 million and $1 million of capital lease obligations outstanding as of September 30, 2018 and December 31, 2017, respectively.
Interest—Cash paid for interest related to debt outstanding totaled $46 million and $2 million, for the nine months ended September 30, 2018 and 2017, respectively.
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
Operating activities—Net cash provided by operating activities totaled $293 million and $293 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flow from operating activities for the nine months ended September 30, 2018 consisted primarily of net earnings of $238 million increased by $181 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $140 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the nine months ended September 30, 2017 consisted primarily of net earnings of $254 million increased by $179 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $151 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $191 million for the nine months ended September 30, 2018, as compared to $104 million for the nine months ended September 30, 2017. The increase in usage is primarily attributable to $74 million of increased capital expenditures and the investment in PolyCharge of $7 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.
Financing activities—Net cash used in financing activities totaled $87 million and $200 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows used in financing activities for the nine months ended September 30, 2018 primarily included $12 million of dividend payments of consolidated affiliates to minority shareholders, $45 million of dividend payments on ordinary shares and $9 million paid to repurchase ordinary shares. Cash flows used in financing activities for the nine months ended September 30, 2017, primarily included $189 million of net transfers to the Former Parent and $10 million of dividend payments of consolidated affiliates to minority shareholders.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2018.

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
As of September 30, 2018, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2018, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
July 1, 2018 to July 31, 2018	—	$—	—	$100
August 1, 2018 to August 31, 2018	—	$—	—	$100
September 1, 2018 to September 30, 2018	293,695	$34.05	293,695	$90
Total	293,695	$34.05	293,695

(1)	The total number of shares purchased under the authorization approved by the Board of Directors are described below.

(2)
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. The timing and amount of share repurchases is dependent on market conditions, share price and other factors. The repurchase authorization has no time limit.

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

Dated: November 7, 2018