Form 10-K
period 2018-12-31
Delphi Technologies PLC
filed 2019-02-21
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $3,985,077,509 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).

The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 15, 2019, was 88,531,666.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement related to the 2019 Annual Shareholders Meeting to be filed subsequently are incorporated by reference into Part III of this Form 10-K.

DELPHI TECHNOLOGIES PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K, including the exhibits being filed as part of this report, as well as other statements made by the Company, contain forward-looking statements that reflect, when made, the Company’s current views with respect to future events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” “outlook” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

PART I

ITEM 1. BUSINESS
Overview
Delphi Technologies PLC (“Delphi Technologies,” “we,” “us,” “our” or the “Company”) is a leader in the development, design and manufacture of vehicle propulsion systems that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance, and support increasing electrification of vehicles. We are a global supplier to original equipment manufacturers (“OEMs”) of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks; commercial vans; buses and off-highway vehicles). In addition, we manufacture and sell our products and provide value added services to leading aftermarket companies, including independent retailers and wholesale distributors.

On December 4, 2017, Delphi Technologies became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Aptiv PLC, formerly known as Delphi Automotive PLC (the “Former Parent”). References hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” include the results of the Powertrain Systems segment. The separation was completed in the form of a pro-rata distribution to the Former Parent’s shareholders of 100% of the ordinary shares of Delphi Technologies PLC (the “Separation”).

Our product portfolio includes advanced gasoline and diesel fuel injection systems, actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our product portfolio enables our customers to meet regulatory requirements for reduced emissions and improved fuel economy and provide additional power for more in-vehicle functionality.

Website Access to Company’s Reports
Our website address is delphi.com. Our website contains a significant amount of information about us, including our filings with the Securities and Exchange Commission (the “SEC”) as well as financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information.
Our website is not, however, a part of this report.

Our Segments
Our business operates in two segments, which are grouped on the basis of similar product, market and operating factors:

Powertrain Systems. This segment offers high quality components and complete engine management systems to help optimize performance, emissions and fuel economy.

Internal Combustion Engine (“ICE”) Products:

•
Our gasoline fuel injection systems portfolio includes a full suite of fuel injection technologies that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. Our Gasoline Direct Injection (“GDi”) technology provides high precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy.

•
Our diesel fuel injection systems portfolio provides enhanced engine performance at an attractive value. Our common rail fuel injection system is the core technology for both commercial and light vehicle applications.

•
Our ICE products also include an array of highly engineered products for traditional combustion and hybrid electric vehicles, including variable valve timing, variable valve actuation, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products often complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

Electronics & Electrification Products:

•
Our electronics portfolio consists of gasoline and diesel control modules, local control units and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As the electrification increases, our proprietary solutions, including supervisory controllers and software, DC/DC converters and inverters, provide better efficiency, reduced weight and lower cost for our OEM customers while also making these and other components easier to integrate. Additionally, manufacturers are choosing to combine power electronic functionality into one unit, enabling more effective packaging and a lower total cost solution while increasing Delphi Technologies’ content per vehicle. These products are expected to experience increased demand as vehicle electrification accelerates.

Aftermarket. Through this segment we sell aftermarket products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and stable revenue base as replacement of many of these products is non-discretionary in nature. The growth in the number of vehicles in all regions of the world, along with the increasing average age of vehicles and a greater number of miles driven annually in certain regions collectively represent trends that are expected to lead to growing demand for our aftermarket products.

Growth Strategies
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and leverage our lean, flexible cost structure to deliver margin expansion and revenue, earnings and cash flow growth over the long-term. Our technologies include a portfolio of innovations for future propulsion that are focused on industry-leading systems to meet regulatory requirements for reduced emissions and improved fuel economy, as well as provide additional power for more in-vehicle functionality. We seek to grow our business through the execution of the following strategies, among others:

•
Expand Leadership in Technologies that Solve Our Customers’ Most Complex Propulsion Challenges. We are focused on providing technologies and solutions that solve some of our customers’ biggest propulsion-related challenges, including helping our customers meet increasingly stringent global regulatory requirements while also enhancing vehicle performance. We believe we have strong positions in fuel injectors, fuel pumps, and complete fuel-injection systems, including software and controls. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see growth over the long-term driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products combined with our proprietary software and controls, enables industry-leading propulsion systems for internal combustion engines, hybrids and electric vehicles.

•
Focused Regional Strategies To Best Serve Our Customers’ Needs. The combination of our global operating capabilities and our portfolio of advanced technologies help us serve our global customers’ local needs. We have a presence in all major global regions and have positioned ourselves as a leading supplier of advanced vehicle propulsion technologies, including electrification, that are tailored to satisfy our customers’ needs in each region. We believe our focus on providing customer solutions to meet increasingly stringent emissions and fuel efficiency regulations will collectively drive greater demand for our products and enable us to experience growth over the long-term.

•
Continue to Enhance Aftermarket Position. Globally we plan to expand margins by focusing on higher value product lines such as electronics and services, which include diagnostics and remanufacturing. We expect that demand for these product lines will grow faster than the overall aftermarket industry as the electronics content of new vehicles continues to increase, providing a strong foundation to gain scale profitably in the future. In addition, we expect to benefit from Aftermarket growth in key regions around the world, especially China, as the average age of vehicles increases and expands the need for replacement products.

•
Leverage Our Lean and Flexible Cost Structure to Deliver Earnings and Cash Flow Growth. We recognize the importance of maintaining a lean and flexible business model in order to deliver earnings and cash flow growth. We intend to improve our cost competitiveness by leveraging our enterprise operating system, continuously increasing operational efficiency, maximizing manufacturing output and rotating our facilities to best-cost countries. We have ongoing processes and resources dedicated to further improvement of our operations, and we expect to use our cash flow to reinvest in our business to drive growth.
Our Industry
The automotive and commercial vehicle parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts. Overall, we expect long-term growth of global vehicle production in the OEM market. In 2018, global vehicle production (including light and commercial vehicles) decreased 1% versus the previous year, reflecting a decrease of 4% in China and 1% in Europe, consistent production in North America and an increase of 4% in South America.

Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. In the commercial vehicle market, OEM demand for components is also tied to vehicle production, which is driven by industrial production, the amount of freight tonnage being transported and the availability of credit and interest rates, among other factors. Although OEM demand is tied to actual vehicle production, we have the opportunity to grow faster by further penetrating business with existing customers and in existing markets, gaining new customers and increasing presence in global markets. Growth over the long-term can be achieved through product alignment to favorable macro trends such as increasingly stringent regulations and growing consumer demand for electrification; however unfavorable macro trends, such as the recent moderations in the level of economic growth in China, may slow this growth. The number of vehicles utilizing electrification is expected to grow to more than 35% of global vehicle production by 2025, as compared to just five percent today.

Heightened Regulatory Environment
OEMs continue to focus on improving fuel efficiency and reducing emissions in order to meet increasingly stringent regulatory requirements in various markets. Authorities in the European Union, the United States (“U.S.”), China, India, Japan, Brazil, South Korea and Argentina have already instituted regulations requiring further reductions in emissions and/or increased fuel economy. Authorities have also initiated legislation or regulation that would further tighten standards through 2020 and beyond. In order to comply with these regulations, OEMs and suppliers must find ways to improve fuel injection and combustion efficiency, engine management, electrical power consumption, vehicle weight and integration of alternative powertrains (e.g., electric/hybrid propulsion). As a result, we are continuing to develop innovations that result in improvements in fuel economy, emissions and performance from gasoline and diesel internal combustion engines and permit engine downsizing without loss of performance.

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

Increasing Demand for Electronics
Vehicles are increasingly complex in their design, features, level of integration of mechanical and electrical components and increasing levels of software necessary to deliver their functionality. Electronics integration, which generally refers to products and systems that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, will allow OEMs to achieve substantial reductions in weight and mechanical complexity. In turn, this results in enhanced fuel economy, improved emissions control and better vehicle performance. We are well positioned to benefit from accelerating industry demand for electronics integration and vehicle electrification. Moreover, our proprietary power electronics solutions enable all levels of electrification, allow our OEM customers to improve efficiency and reduce weight, which helps vehicles drive cleaner, better and further.

Competition
The automotive parts industry remains extremely competitive in light of constantly evolving market dynamics. The industry in which we compete has attracted, and may continue to attract, new entrants in areas of evolving vehicle technologies. Although OEMs prefer to maintain relationships with suppliers that have a proven record of performance, they rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management.

Customers
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. We sell our products and services to the major global automotive and commercial vehicle OEMs in every region of the world. We also sell our products and services to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. Our global customer base includes 23 of the largest light vehicle OEMs, several of the largest commercial vehicle OEMs, and members of all of the global automotive aftermarket trading groups, which include most of the leading aftermarket retailers and wholesale distributors around the world. Our ten largest platforms in 2018 were with nine different OEMs. In addition, in 2018 our solutions were found in the majority of the top twenty platforms in each of the regions in which we operate. Further, 72% of our Powertrain Systems segment’s net sales were related to light vehicles and 28% of the segment’s net sales were focused on the commercial vehicle market, which is typically on a different business cycle than the light vehicle market. Our revenue base is also geographically diverse, and in 2018, 44% of our net sales were derived from Europe, 28% from North America, 25% from Asia Pacific and 3% from South America. In addition, we had no customers with greater than 10% of our net sales for the years ended December 31, 2018, 2017 and 2016.

Supply Relationships with Our Customers
We typically supply products to our OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which our customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum amount of products from us. These relationships typically extend over the life of the related vehicle. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses or for cost reductions achieved by us. During 2018, we communicated to our customers that trade tariff costs are not included in our current agreements. We continue to discuss the implications of tariff costs with our customers. The terms and conditions typically provide that we are subject to a warranty on the products supplied; in most cases, the duration of such warranty is coterminous with the warranty offered by the OEM to the end-user of the vehicle. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.

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

Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured in order to minimize transportation and other costs. As of December 31, 2018, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

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

Research, Development and Intellectual Property
We maintain technical engineering centers in major regions of the world to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering capabilities and design development on a global basis. As of December 31, 2018, we employed approximately 5,000 scientists, engineers and technicians around the world.

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

Environmental Compliance
We are subject to the requirements of environmental and safety and health laws and regulations in each country in which we operate. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that our future environmental costs and liabilities will not be material.

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

At December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million. We cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected.

Seasonality
Our business is moderately seasonal, as our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our European customers generally reduce production during the months of July and August and for one week in December. Our Chinese customers generally reduce production during the Chinese New Year that occurs during the first quarter of each year. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality.

Employees
As of December 31, 2018, we had approximately 21,000 workers: 9,000 salaried employees, 10,000 hourly employees and 2,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the European Works Council and local trade unions such as Unite, U.K., CFE-CGC France and C.T.M. in Mexico.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 21, 2019), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Richard F. Dauch (58)	Chief Executive Officer (2019)	Accuride Corp., President and Chief Executive Officer (2011 - 2019)
Vivid Sehgal (50)	Chief Financial Officer (2017)	LivaNova PLC, Chief Financial Officer (2015 - 2017) Allergan, Inc., Senior Vice President, Treasury, Risk and Investor Relations (2014 - 2015)
James D. Harrington (58)	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer (2017)	Tenneco Inc., Senior Vice President, General Counsel and Corporate Secretary (2009 - 2017)
Michael J.P. Clarke (57)	Senior Vice President, Chief Human Resources Officer (2017)	Delphi Powertrain Systems, Vice President, Human Resources (2015 - 2017) Hertz Corporation, Vice President, Human Resources (2009 - 2015)
Mary E. Gustanski (56)	Senior Vice President, Chief Technology Officer (2017)	Delphi Powertrain Systems, Senior Vice President, Chief Technology Officer (2017) Delphi Powertrain Systems, Vice President, Engineering and program management (2014 - 2017)

ITEM 1A. RISK FACTORS
We have set forth below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us. Also refer to the Cautionary Statement Regarding Forward Looking Information in this annual report.

Risks Related to Business Environment and Economic Conditions
Conditions in the automotive industry may adversely affect our business.
Our business is directly related to automotive sales and automotive vehicle production by our customers. Our financial performance, therefore, depends on conditions in the automotive industry. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, the availability of consumer credit and consumer spending and preferences. Economic declines that result in a significant reduction in automotive production by our customers, including as the result of consolidation or restructuring among our customers, would have an adverse effect on our business.
Our sales are also affected by inventory levels and OEMs’ production levels. We cannot predict when OEMs will decide to increase or decrease inventory levels or whether new inventory levels will approximate historical inventory levels. Uncertainty and other unexpected fluctuations could have a material adverse effect on our business.
A prolonged downturn in the global or regional automotive industry, or a significant change in product mix due to consumer demand, could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our business. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. If vehicle production were to remain at low levels for an extended period of time or if cash losses for customer defaults rise, our cash flow could be adversely impacted, which could result in our needing to seek additional financing to continue our operations. There can be no assurance that we would be able to secure such financing on terms acceptable to us, or at all.
The lack of commercial success of, or the loss of business with respect to, a vehicle model for which we are a significant supplier could adversely affect our business.
We are dependent on the continued growth, viability and financial stability of our customers. Our customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. As a result of changes impacting our customers, sales mix can shift, which may have either favorable or unfavorable impact on revenue and would include shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEMs’ vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn may be expected to have a favorable impact on our revenue.
The mix of vehicle offerings by our OEM customers also impacts our sales. A decrease in consumer demand for specific types of vehicles where we have traditionally provided significant components could have a significant effect on our business and financial condition. For example, a continued decrease in market demand for light-duty diesel-powered vehicles, a decrease in customer demand for diesel-powered commercial vehicles, or a decrease in customer offerings in these vehicle segments, could adversely affect our business.
Our supply agreements with our OEM customers are generally requirements contracts, and a decline in the production requirements of any of our customers, and in particular our largest customers, could adversely impact our revenues and profitability.
Our agreements with our OEM customers generally provide for the supply of their requirements for particular vehicle models or facilities, rather than the purchase of specific quantities of products. These agreements have terms ranging from one year to the life of the model (although customers often reserve the right to terminate agreements earlier without penalty). A significant decrease in demand for certain key models or group of related models sold by any of our major customers or the ability of a manufacturer to re-source and discontinue purchasing from us, for a particular model or group of models, could have a material adverse effect on our business. To the extent that we do not maintain our existing level of business with our largest customers because of a decline in their production requirements or because the contracts expire or are terminated for convenience, we will need to attract new customers or win new business with existing customers, or our business will be adversely affected. See Item 1. Supply Relationships with Our Customers for a detailed discussion of our supply agreements with our customers. As our five largest customers accounted for approximately 35% of our total net sales in the year ended December 31, 2018, our revenues may be disproportionately affected by decreases in any of their businesses or market share.
The improved quality of vehicle components may adversely affect the demand for our aftermarket products.
The average useful lives of automotive parts, both OEM and aftermarket, have increased due to innovations in product technology and improved manufacturing processes. Longer product lives and improved durability may result in vehicle owners replacing components on their vehicles less frequently. Other factors that may impact this timing include the severity of regional weather conditions, highway and roadway infrastructure deterioration, and the average number of miles vehicles driven by owners. Our business could be adversely affected if we fail to respond in a timely and appropriate manner to changes in the demand for our aftermarket products.
We may not realize sales represented by awarded business.
We estimate revenue from awarded business using certain assumptions, including projected future sales volumes. Our customers generally do not guarantee volumes. In addition, our customers may reserve the right to terminate agreements without penalty. Therefore, our actual sales volumes, and thus the ultimate amount of revenue that we derive from such sales, are not committed. If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, we could realize substantially less revenue over the life of these projects than the currently projected estimate.
Our inability to achieve product cost reductions which offset customer price reductions could adversely affect our business.
The automotive supply industry is highly competitive, serves a limited number of customers, has a high fixed cost base and historically has had excess capacity. As a result, customers possess significant leverage over suppliers. As a Tier 1 supplier (one that supplies vehicle components directly to manufacturers), we are subject to substantial continuing pressure from customers to reduce the price of our products. Our supply agreements generally require step-downs in component pricing over the period of production, typically one to two percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. These factors have led to selective resourcing of business to competitors in the past and may again in the future. We expect that pricing pressures will intensify as customers pursue restructuring and other cost-cutting initiatives. Our financial performance therefore depends on our ability drive further cost reductions through more favorable pricing from our suppliers, product design enhancements and improved manufacturing efficiency. Our ability to pass through increased raw material costs to our customers is limited, with only partial cost recovery on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions could adversely affect our business.
We have invested substantial resources in products and areas where we expect growth and we may be unable to recover our investments or timely redeploy our invested capital should our expectations not be realized.
Our future growth requires investments in product development and manufacturing capacity in evolving vehicle technologies and geographic areas where we can support our customer base. We have identified the Asia Pacific region, and more specifically China, as a key geographic area, and have identified advanced electronics and software controls that address demand for increased fuel efficiency and emission control through products such as turbo gasoline direct injection (“GDi”) fuel systems, and evolving vehicle technologies such as electrification and hybridization as key growth areas. We believe these areas and products are likely to experience substantial long term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth. If we are unable to deepen existing and develop additional customer relationships, realize efficiencies on existing programs or develop and introduce market-relevant product technologies we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other growth opportunities. Our business will also suffer if our customers change or delay strategies and these areas and products do not grow as quickly as we anticipate, or if customers use other suppliers or insource these products.
Our business in China is subject to aggressive competition and is sensitive to economic, market and political conditions.
Maintaining a strong position in China is a key component of our global growth strategy. Automotive supply in China is highly competitive, with competition from many of the largest global manufacturers and numerous smaller domestic manufacturers. As the automotive industry in China evolves, we anticipate that participants will act aggressively to increase or maintain their market share. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. Our customers in China include smaller domestic OEMs, who may not be financially viable in the long term. In addition, our business in China is sensitive to economic, political and market conditions that impact automotive sales volumes. If we are unable to maintain our position in China, the pace of growth slows or vehicle sales in China decrease or do not continue to increase, our business could be materially adversely affected.

Supply shortages of components from our suppliers could adversely affect our business.
We obtain components and other products and services from numerous automotive suppliers and other vendors around the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult or expensive to re-source.
We ship products to our customers on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry complex and vulnerable to disruptions, including from strikes, financial insolvency of suppliers, mechanical breakdowns, quality control issues, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, and delayed customs processing. Additionally, as we grow in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
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
The global automotive component supply industry is highly competitive and overall manufacturing capacity in the industry far exceeds demand. Competition is based primarily on product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, overall customer service and, in certain aftermarket product segments, brand recognition and perception. There can be no assurance that our products will be able to compete successfully with the products of our competitors. In addition, consolidation in the automotive industry may lead to decreased product purchases from us. Furthermore, the rapidly evolving nature of the geographic regions in which we compete continues to attract new entrants, particularly in countries such as China or in areas of evolving vehicle technologies such as electrification. This competition places significant pricing pressure on our business. Moreover, this competition increases the risk that others may anticipate changes earlier than us, develop products that are superior to our products, produce similar products at a lower cost than us, adapt more quickly than us to new technologies or evolving customer requirements or develop or introduce new products or solutions before we do. The failure to develop or acquire new and compelling products that capitalize upon new technologies could adversely affect our business.
Increases in costs of the materials and other supplies that we use in our products may adversely affect our business.
Increases in the global prices of certain materials or commodities, such as petroleum-based resin products and fuel charges, have had and may continue to have an unfavorable impact on our business. We expect prices for our principal raw materials and other supplies to remain high as global demand remains strong, fueled in large part by emerging regions. We are limited in our ability to pass price increases onto our customers, and in instances where we are able to pass price increases through to the customer, in some cases there is a lapse of time before we are able to do so. As a result, a significant increase in the costs of the materials and other supplies used in our products could adversely affect our business.
We may encounter manufacturing challenges.
The volume and timing of sales to our customers may vary due to, among other things: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and acquisitions of or consolidations among customers. Many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of our manufacturing capacity.

From time to time, we have underutilized manufacturing lines. This excess capacity means we incur increased fixed costs in our products relative to the net revenue we generate. If we are unable to improve utilization levels for our manufacturing and correctly manage capacity, the increased expense levels will have an adverse effect on our business.
We may not be able to respond quickly enough to changes in regulations, technology and technological risks, and to develop our intellectual property into commercially viable products.
Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis are significant factors in our ability to remain competitive and to maintain or increase our revenues. For example, certain of our products are designed to assist customers’ needs to improve fuel economy and reduce vehicle emissions, in part to meet increasingly stringent regulatory requirements. The relaxation or elimination of these requirements may reduce demand for certain products.
We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive and maintain or increase our revenues in the future. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development or production and failure of products to operate properly. The pace of our development and introduction of new and improved products depends on our ability to implement successfully improved technological innovations in design, engineering and manufacturing, which requires extensive capital investment.
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
Certain of our subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded plans are located in Mexico and the United Kingdom and were underfunded by $414 million as of December 31, 2018. The Company concluded a consultation process with its U.K. workforce in January 2019 with regard to future pension provision, although discussions are still ongoing with the employee representatives. There can be no guarantee that the outcome of the consultation will result in an improvement in the financial results of the Company.
The funding requirements of these benefit plans, and the related expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $466 million as of December 31, 2018, of which $1 million was included in long-term assets, $1 million was included in current liabilities and $466 million was included in long-term liabilities. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our business.
We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets.
We have taken, are taking, and may take future significant restructuring and cost reduction actions to lower our operating costs in response to difficult market and operating conditions in various parts of the world. As we continue to assess our performance globally, we may take additional restructuring actions to rationalize our operations, which may result in impairments and reduce our profitability in the periods incurred. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect.
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
A substantial number of our employees and the employees of our largest customers and suppliers are members of industrial trade unions or work councils and are employed under the terms of various labor agreements. A strike or other form of significant work disruption by our employees would likely have an adverse effect on our ability to operate our business. There can be no assurances that future negotiations with the unions will be resolved favorably or that we will not experience a work stoppage or disruption that could adversely affect our business. A labor dispute involving us, one or more of our customers, suppliers, that could otherwise affect our operations, or the inability by us, any of our customers, suppliers or any other suppliers to our customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect our business. In addition, if any of our significant customers experiences a material work stoppage, the customer may halt or limit the purchase of our products. This could require us to shut down or significantly reduce production at facilities relating to such products, which could adversely affect our business.
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
We are exposed to foreign currency fluctuations.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 72% of our net revenue for the year ended December 31, 2018 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan (Renminbi), British Pound, Brazilian Real and Mexican Peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our business. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
In addition, we have significant business in Europe and transact much of this business in the Euro currency, including sales and purchase contracts. Although not as prevalent currently, concerns over the stability of the Euro currency and the economic outlook for many European countries, including those that do not use the Euro as their currency, persist. Given the broad range of possible outcomes, it is difficult to fully assess the implications on our business. Some of the potential outcomes could significantly impact our operations. In the event of a country redenominating its currency away from the Euro, the potential impact could be material to operations. We cannot provide assurance that fluctuations in currency exposures will not have a material adverse effect on our business or cause significant fluctuations in quarterly and annual results of operations.
We face risks associated with doing business globally.
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe and South America. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2018, approximately 72% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

•	exposure to local economic, political and labor conditions;

•
unexpected changes in laws, regulations, trade or monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S. and other foreign countries;

•	tariffs, quotas, customs and other import or export restrictions and other trade barriers;

•	expropriation, nationalization, tax and other policies that favor domestic manufacturers at the expense of international manufacturers;

•	difficulty of enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems;

•	reduced intellectual property protection;

•	limitations on repatriation of earnings;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions;

•	violence and civil unrest in local countries; and

•
compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.

Additionally, our global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural or nuclear disasters. These uncertainties could have a material adverse effect on the continuity of our business.
Existing free trade laws and regulations provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as China and Mexico, could have a material adverse effect on our business.
Increasing our manufacturing footprint in Asian markets, including China, and our business relationships with Asian automotive manufacturers are important elements of our long-term strategy. In addition, our strategy includes increasing revenue and expanding our manufacturing footprint in lower-cost regions. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us vary from country to country and are unpredictable.
The results of the referendum on the United Kingdom’s membership in the European Union may adversely affect global economic conditions, financial markets and our business.
The results of the United Kingdom’s referendum on European Union (“E.U.”) membership, advising for the exit from the E.U. (commonly referred to as “Brexit”), has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although it is unknown what the terms of the United Kingdom’s future relationship with the E.U. will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and E.U. and increased regulatory complexities. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The taxation policies of the U.K. and the E.U. nations in which we conduct business may also change as a result of Brexit, which could adversely impact our tax positions.
Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business. For the year ended December 31, 2018, approximately 15% of our net sales were generated in the U.K., and approximately 10% were denominated in British pounds.
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

Security breaches and other disruption to our information technology systems could impact our business.
Our ability to keep our business operating effectively depends on the functional and efficient operation of information technology and telecommunications systems. We rely on these systems to make a variety of day-to-day business decisions as well as to track transactions, billings, payments and inventory. Our systems, as well as those of our customers, suppliers, partners, and service providers, are susceptible to interruptions (including those caused by systems failures, cyber-attack, malicious computer software (malware), and other natural or man-made incidents or disasters), which may be prolonged. We are also susceptible to security breaches due to errors or malfeasance by employees, contractors, and others who have access to these systems that may go undetected. We have experienced such events in the past and, although past events were immaterial, future events may occur and may be material. Although we have taken precautions to mitigate such events, including geographically diverse data centers, redundant infrastructure and the implementation of security measures, a significant or large-scale interruption of our information technology could adversely affect our ability to manage and keep our operations running efficiently and effectively. In addition, such events could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information; disrupt operations; or reduce the competitive advantage we hope to derive from our investment in advanced technologies.
Challenges in the commercial and credit environment may materially adversely affect our access to capital.
Our ability to issue debt or enter into other financing arrangements on acceptable terms could be materially adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if other significantly unfavorable changes in economic conditions occur. Volatility in the global financial markets could increase borrowing costs or affect our ability to gain access to the capital markets, all of which could adversely affect our business.
We have incurred debt obligations that could adversely affect our business and our ability to meet our obligations and pay dividends.
As of December 31, 2018, our total consolidated indebtedness was $1,531 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important, adverse consequences to us and our investors, including:

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
As of December 31, 2018, we had approximately $731 million of floating-rate indebtedness. We have entered into interest rate swaps with a combined notional amount of $400 million that convert a portion of our floating-rate indebtedness to fixed-rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our floating-rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. Our floating-rate debt is subject to an interest rate, at our option of either (a) the Administrative Agent’s Alternate Base Rate (as defined by the Credit Agreement) or (b) the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark that may perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our floating-rate indebtedness. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for additional information.
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

Risks Related to Legal, Regulatory, Tax and Accounting Matters
We may incur material losses and costs as a result of warranty claims, product recalls and product liability actions that may be brought against us.
We have exposure to warranty and product liability claims to the extent that our products fail to perform as expected. The fabrication of the products we manufacture is a complex and precise process. Our customers specify quality, performance and reliability standards. If flaws in either the design or manufacture of our products were to occur, we could experience a rate of failure in our products that could result in significant delays in shipment and product re-work or replacement costs. Although we engage in extensive product quality programs and processes, these may not be sufficient to avoid product failures, which could cause us to:

•	lose net revenue;

•	incur increased costs such as warranty expense and costs associated with customer support;

•	experience delays, cancellations or rescheduling of orders for our products;

•	experience increased product returns or discounts; or

•	damage our reputation.
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us in excess of our available insurance, may adversely affect our business. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.
We may be adversely affected by laws or regulations, including environmental regulation, litigation or other liabilities.
We are subject to various U.S. federal, state and local, and non-U.S., laws and regulations, governing, among other things:

•	the generation, storage, handling, use, transportation, presence of, or exposure to hazardous materials;

•	the emission and discharge of hazardous materials into the ground, air or water;

•	the incorporation of certain chemical substances into our products, including electronic equipment; and

•	the health and safety of our employees.
These laws and regulations also require that we obtain government permits for certain operations. There is no assurance that we have been or will be at all times in complete compliance with such laws and regulations or that we will receive appropriate and necessary permits. If we violate or fail to comply with these laws or regulations, we could be fined or otherwise sanctioned by regulators. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage.
Certain environmental laws impose liability, sometimes regardless of fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Some of these environmental laws may also assess liability on persons who arrange for hazardous substances to be sent to third party disposal or treatment facilities when such facilities are found to be contaminated. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain facilities. The ultimate cost to us of site cleanups is difficult to predict given the uncertainties regarding the extent of the required cleanup, the potential for ongoing environmental monitoring and maintenance that could be required for many years, the interpretation of applicable laws and regulations, alternative cleanup methods, and potential agreements that could be reached with governmental and third parties. We also could be named as a potentially responsible party at additional sites in the future and the costs associated with such future sites may be material.
In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws, we cannot assure that environmental laws will not change or become more stringent in the future. Therefore, we cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business. For example, adoption of greenhouse gas rules in jurisdictions in which we operate facilities could require installation of emission controls, acquisition of emission credits, emission reductions, or other measures that could be costly, and could also impact utility rates and increase the amount we spend annually for energy.
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or stricter or novel the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
We may identify the need for additional environmental remediation or demolition obligations relating to facility divestiture, closure and decommissioning activities.
As we sell, close, and/or demolish facilities around the world, environmental investigations and assessments will continue to be performed. We may identify previously unknown environmental conditions or further delineate known conditions that may require remediation or additional costs related to demolition or decommissioning, such as abatement of asbestos containing materials or removal of polychlorinated biphenyls or storage tanks. Such costs could exceed our reserves.
We are involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our business.
We are involved in legal proceedings including lawsuits, arbitrations and commercial or contractual disputes including, without limitation, warranty claims and other disputes with customers and suppliers; intellectual property matters; personal injury claims; environmental issues; tax matters; employment matters; and legal compliance matters. We are also subject to government proceedings, inquiries and investigations. A negative outcome in one or more of these proceedings could result in the imposition of damages, including punitive damages, substantial fines, significant reputational harm, civil lawsuits and criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs.
In addition, we conduct business operations in countries across the globe that are subject to federal and local labor, social security, environmental, tax and customs laws. These laws are complex, subject to varying interpretations, and in certain jurisdictions (for example, Brazil), often result in litigation. Although we reserve for litigation where losses are probable and estimable, the final amounts required to resolve these matters could differ materially from our recorded estimates and adversely affect our business.
Developments or assertions by us or against us relating to intellectual property rights could materially impact our business.
We own significant intellectual property, including a large number of patents and tradenames, and the intellectual property is involved in certain licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. As we develop new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. Developments or assertions by or against us relating to intellectual property rights could adversely affect our business.
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
The amount of tax we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. Additionally, in determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. While we believe that we have complied with all applicable tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should additional taxes be assessed, this may adversely affect our business.
There could be significant liability if the Separation fails to qualify as a tax-free transaction for U.S. federal income tax purposes.
In connection with the distribution of 100% of our ordinary shares to the Former Parent’s shareholders, the Former Parent received an opinion of Latham & Watkins LLP, tax counsel to the Former Parent, substantially to the effect that, for U.S.

federal income tax purposes, the distribution qualifies as a distribution under Section 355(a) of the Code, subject to certain qualifications and limitations. Based on this tax treatment, for U.S. federal income tax purposes, except with respect to cash received in lieu of a fractional Delphi Technologies ordinary share, no gain or loss was recognized by the Former Parent’s shareholders and no amount was included in their income, upon the receipt of Delphi Technologies ordinary shares in the distribution. The opinion was based on and relied on, among other things, certain facts, assumptions, representations and undertakings from the Former Parent and Delphi Technologies, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, the Former Parent may not be able to rely on the opinion, and the Former Parent’s shareholders could be subject to significant U.S. federal income tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that the distribution is taxable to the Former Parent’s shareholders if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion.
In addition, the Former Parent expects that restructuring transactions undertaken in connection with the distribution will be taxed in a certain manner. If, contrary to the Former Parent’s expectations, such transactions are taxed in a different manner, the Former Parent and/or Delphi Technologies may incur additional tax liabilities that may be substantial. If Delphi Technologies is required to pay any such liabilities, the payments could materially adversely affect Delphi Technologies’ financial position.
Under the tax matters agreement between the Former Parent and us, we are required to indemnify the Former Parent against taxes incurred by the Former Parent that arise as a result of our taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a distribution under Section 355(a) of the Code, or that result in certain restructuring transactions in connection with the distribution failing to meet the requirements for tax-free treatment for U.S. federal income tax purposes.
Delphi Technologies may not be able to engage in desirable strategic or capital raising transactions as a stand-alone company.
The Former Parent and Delphi Technologies have engaged in various restructuring transactions in connection with the Separation. To preserve the tax-free treatment of certain such restructuring transactions for U.S. federal income tax purposes, for the two-year period following the Separation, under the tax matters agreement that Delphi Technologies has entered into with the Former Parent, Delphi Technologies may be prohibited, except in specific circumstances, from (i) entering into any transaction pursuant to which all or a portion of the Delphi Technologies ordinary shares would be acquired, whether by merger or otherwise, (ii) ceasing to actively conduct certain of its businesses or (iii) taking or failing to take any other action that would prevent certain of such restructuring transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit for a period of time Delphi Technologies’ ability to pursue certain strategic transactions or other transactions that Delphi Technologies may believe to be in the best interests of its shareholders or that might increase the value of its business.
Risks Related to the Separation
Our historical financial information related to periods prior to the Separation may not be representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about Delphi Technologies for periods prior to the Separation, December 4, 2017, in this Annual Report on Form 10-K refers to Delphi Technologies’ businesses as operated by and integrated with the Former Parent. Our historical financial information included in this Annual Report on Form 10-K prior to the completion of the Separation is derived from the consolidated financial statements and accounting records of the Former Parent. Accordingly, the historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the business financial condition, results of operations or cash flows that Delphi Technologies would have achieved as a separate, publicly traded company during the periods presented or those that Delphi Technologies will achieve in the future primarily as a result of the factors described below:

•
prior to the Separation, Delphi Technologies’ businesses were operated by the Former Parent as part of its broader corporate organization, rather than as an independent company. The Former Parent or one of its affiliates performed various corporate functions for Delphi Technologies such as treasury, accounting, auditing, human resources, senior management, corporate affairs and finance. Our historical financial results prior to the Separation reflect allocations of corporate expenses from the Former Parent for such functions, and are likely to be less than the expenses we would have incurred had we operated as a separate publicly-traded company. As a result of the Separation, we are responsible for the costs related to such functions previously performed by the Former Parent. The Former Parent is providing some of these functions to us pursuant to a transition services agreement. We may not be able to operate our business efficiently or at comparable costs, and our profitability may decline.

•
prior to the Separation, Delphi Technologies’ businesses were integrated with the other businesses of the Former Parent. Historically, we shared economies of scale in costs, employees, vendor relationships and customer relationships. Although we have entered into a transition services agreement with the Former Parent for certain services, these arrangements may not fully capture the benefits that we have enjoyed as a result of being integrated with the Former Parent and may result in us paying higher amounts than in the past for certain products and services. This could have an adverse effect on our business as an independent, publicly-traded company.

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
We have begun to install and implement our information technology infrastructure to support certain of our business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur temporary interruptions in business operations if we cannot fully transition effectively from the Former Parent’s existing transactional and operational systems, data centers and the transition services that support these functions. We may not be successful in implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems and replace the Former Parent’s information technology services, or our failure to implement the new systems and replace the Former Parent’s services successfully, could disrupt our business and have a material adverse effect on our business. In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired.
Potential indemnification liabilities to the Former Parent pursuant to the separation agreement could materially adversely affect Delphi Technologies.
The separation agreement with the Former Parent provides for, among other things, the principal corporate transactions required to effect the Separation, certain conditions to the Separation and provisions governing the relationship between Delphi Technologies and the Former Parent with respect to and resulting from the Separation. Among other things, the separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the Separation, as well as those obligations of the Former Parent assumed by us pursuant to the separation agreement. We may be subject to substantial liabilities under these indemnifications.
We, the Former Parent or other third parties may fail to perform under various agreements that were executed as part of the Separation or we may fail to have the necessary systems and services in place when certain of the transaction agreements expire.
The Separation agreement and other agreements entered into in connection with the Separation determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. The transition services agreement provides for the performance of certain services for a period of time after the Separation. We are relying on the Former Parent and other third parties to satisfy their performance and payment obligations under these agreements. If the Former Parent or other third parties are unable to satisfy their obligations under these agreements, including indemnification obligations, we could incur operational difficulties or losses. If we do not have in place our own systems and services, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our businesses effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that the Former Parent currently provides to us. However, we may not be successful in implementing these systems and services or in transitioning data from the Former Parent’s systems to ours.
Risks Related to Delphi Technologies’ Ordinary Shares
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2018, we owned or leased 21 major manufacturing sites and 12 major technical centers. A manufacturing site may include multiple plants and may be wholly or partially owned or leased. We also have many smaller sales offices, warehouses, joint ventures and other investments strategically located throughout the world. We have a presence in 24 countries. The following table shows the regional distribution of the Company’s major manufacturing sites and major technical centers, which are primarily dedicated to the Powertrain Systems operating segment:

	North America	Europe	Asia Pacific	South America	Total
Manufacturing facilities	5	8	7	1	21
Technical centers	4	5	3	—	12

Of our 21 major manufacturing sites and 12 major technical centers, which include facilities owned or leased by our consolidated subsidiaries, 25 are primarily owned and 8 are primarily leased.

In addition, as part of the Separation we entered into Contract Manufacturing Services Agreements, as further described in Item 7. Management’s Discussion and Analysis, pursuant to which the Former Parent is manufacturing certain components for us at four facilities that were previously shared.

ITEM 3. LEGAL PROCEEDINGS
For more information related to legal proceedings, refer to the discussion in Note 13. Commitments and Contingencies to the consolidated financial statements included herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares have been publicly traded since December 5, 2017, when our ordinary shares were listed and began “regular way” trading on the New York Stock Exchange (“NYSE”) under the symbol “DLPH.” As of February 15, 2019, there was one shareholder of record of our ordinary shares.
Dividends
The Company declared and paid cash dividends of $0.17 per ordinary share in each quarter of 2018. The Company did not declare any cash dividends for the period of December 5, 2017 through December 31, 2017.
In January 2019, the Board of Directors approved a new $200 million share repurchase program and suspended the quarterly dividend. See below for additional information.
Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans as of December 31, 2018. The features of these plans are discussed further in Note 21. Share-Based Compensation to the consolidated financial statements included herein.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	739,995	(1)	$—	(2)	6,561,507	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	739,995		—		6,561,507

(1)
Includes (a) 35,366 outstanding restricted stock units granted to our Board of Directors and (b) 704,630 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Technologies PLC Long-Term Incentive Plan (the "PLC LTIP"). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP. This amount does not reflect the impact of 23,220 shares issued on January 5, 2019.
Repurchase of Equity Securities
The Company did not repurchase any ordinary shares during the three months ended December 31, 2018. In January 2019, the Board of Directors approved a new $200 million share repurchase program, which replaces the previous share repurchase authorization from July 2018. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. The program is expected to be completed by December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from the Former Parent’s consolidated financial statements and accounting records as if the former Powertrain Systems segment, which historically included Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. The historical results do not necessarily indicate the results expected for any future period.

The Company’s historical financial statements for periods prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, certain pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to December 4, 2017 may not be indicative of the results of operations, financial position or cash flows that would have been achieved if Delphi Technologies had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to December 4, 2017. Refer to "Basis of Presentation" included in Note 1. General to our consolidated financial statements for additional information.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars and shares in millions, except per share data)
Statement of operations data:
Net sales	$4,858	$4,849	$4,486	$4,407	$4,540
Operating income	434	446	320	403	442
Net income	380	319	268	306	342
Net income attributable to noncontrolling interest	22	34	32	34	36
Net income attributable to Delphi Technologies	$358	$285	$236	$272	$306

Net income per share data (1):
Basic	$4.04	$3.22	$2.66	$3.07	$3.45
Diluted	$4.03	$3.21	$2.66	$3.07	$3.45
Cash dividends declared and paid	$0.68	$—	$—	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014 (unaudited)
	(in millions)
Balance sheet data:
Total assets	$3,893	$3,793	$2,899	$3,001	$3,141
Long-term debt	$1,488	$1,515	$6	$9	$14

(1)	Net income per share for 2016, 2015 and 2014 were calculated using the number of shares that were distributed to Former Parent shareholders upon the Separation (88,613,262 shares).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Technologies PLC (“Delphi Technologies”) for the three year period ended December 31, 2018. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
Separation from Delphi Automotive PLC
On December 4, 2017, Delphi Technologies became an independent publicly-traded company as a result of the distribution by Delphi Automotive PLC (the “ Former Parent”) of 100% of the ordinary shares of Delphi Technologies PLC to the Former Parent’s shareholders (the “Separation”). In connection with the Separation, substantially all of the assets and liabilities related to the businesses and operations of the Former Parent’s Powertrain Systems segment were transferred to us or one of our subsidiaries. Assets related to the original equipment service business conducted by the Former Parent’s Powertrain Systems segment prior to the Separation, to the extent related to the sale of products of other segments of the Former Parent to vehicle original equipment manufacturers or their affiliates, were retained by or transferred to the Former Parent or one of its subsidiaries, and all of the Former Parent’s other assets and liabilities were retained by or transferred to the Former Parent or one of its subsidiaries. Refer to “Basis of Presentation” in Note 1. General to our consolidated financial statements for additional information.
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our continuing relationship with the Former Parent. These agreements, described further below, provided for the allocation between Delphi Technologies’ and the Former Parent’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain continuing relationships between Delphi Technologies and the Former Parent.
Separation and Distribution Agreement
Delphi Technologies was responsible for paying all costs and expenses incurred in connection with the Separation, including the payment of $180 million in respect of taxes incurred in connection with the Separation, and distribution, whether incurred or payable prior to, on or after the Separation, including costs and expenses relating to legal and tax counsel, financial advisors and accounting advisory work related to the Separation.
Transition Services
In connection with the Separation, Delphi Technologies and the Former Parent have agreed to provide transitional services to each other including, services related to information technology systems, engineering, accounting, administrative, payroll, human resources and facilities. During the year ended December 31, 2018 Delphi Technologies paid the Former Parent $80 million for transition services.
Contract Manufacturing Services
In connection with the Separation, the Former Parent agreed to manufacture for us certain electronic components that were previously manufactured at shared facilities until such time as we relocate manufacturing of our products. During the year ended December 31, 2018, Delphi Technologies incurred increased costs of $9 million, as compared to amounts recorded in the historical consolidated financial statements, for the components provided by the Former Parent pursuant to the contract manufacturing services agreements.
Tax Matters
As part of the Separation, the Former Parent has agreed that it will be liable for all pre-distribution U.S. federal income taxes, foreign income taxes and certain non-income taxes attributable to our business required to be reported on consolidated, unitary or similar returns that include one or more members of the Aptiv PLC group and one or more members of our group. We have agreed that we will be generally liable for all other taxes attributable to our business. We have further agreed not to take certain actions that could result in certain of the restructuring transactions undertaken in connection with the Separation failing to qualify as transactions that are generally tax-free, for U.S. federal income tax purposes.
Employee Matters Agreement
In general, prior to the Separation, our employees participated in various retirement, health and welfare, and other employee benefit and compensation plans maintained by the Former Parent. Generally and subject to certain exceptions, we have created compensation and benefit plans that mirror the terms of corresponding compensation and benefit plans, and we have credited each of our employees with his or her service with the Former Parent prior to the Separation under our benefit plans to the same extent such service was recognized by the Former Parent and so long as such crediting does not result in a duplication of benefits.
Refer to “Basis of Presentation” in Note 1. General to our consolidated financial statements for additional information.

Executive Overview
Business Strategy
We believe the Company is well-positioned to benefit from increasing global vehicle production and has an established product portfolio sold to a diverse base of OEM and aftermarket customers. See Item 1. Business for a detailed discussion of our growth strategies.
Our achievements in 2018 included the following:

•	Generated gross bookings of $9.8 billion, based upon expected volumes and pricing;

•	Generated $419 million of cash from operations and net income of $358 million;

•	Continued our focus on diversifying our geographic and customer mix, resulting in:

◦	44% of our net sales generated in Europe, 28% from North America, and 25% from Asia Pacific;

◦	72% of our Powertrain Systems segment’s net sales related to light vehicles and 28% focused on commercial vehicles; and

◦	18% of our net sales related to the Aftermarket segment.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) decreased 1% from 2017 to 2018, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2017, vehicle production in 2018 decreased by 4% in China and 1% in Europe, consistent production in North America and increased by 4% in South America.
Economic volatility or weakness in North America, Europe, China, or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. There is also potential that geopolitical factors could adversely impact the U.S. and other economies, and specifically the automotive sector. In particular, changes to international trade agreements or other political pressures could affect the operations of our OEM customers, resulting in reduced automotive production in certain regions or shifts in the mix of production to higher cost regions. Increases in interest rates could also negatively impact automotive production as a result of increased consumer borrowing costs or reduced credit availability. Additionally, economic weakness may result in shifts in the mix of future automotive sales (from vehicles with more content such as luxury vehicles, trucks and sport utility vehicles toward smaller passenger cars) or reductions in industrial production and the corresponding level of freight tonnage being transported. While our diversified customer and geographic revenue base, along with our flexible cost structure, allows us to be positioned to withstand the impact of industry downturns and benefit from industry upturns, shifts in the mix of global automotive production to higher cost regions or to vehicles with less content could adversely impact our profitability.
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business. Approximately 15% of our annual net sales are generated in the U.K., and approximately 10% are denominated in British pounds.

Key growth regions. We believe our strong global presence and presence in key growth regions, especially in China, has positioned us to experience growth over the long-term. There have been periods of increased volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth, rising income levels in China and other key growth regions have resulted and are expected to result in stronger growth rates in these regions over the long-term. We have a strong local presence in China, including a major manufacturing base and well-established customer relationships, which we believe has positioned us to continue being a leading supplier of advanced engine technologies in this market. Our business in China is sensitive to economic and other conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the automotive industry in China matures or if there are reductions in vehicle demand in China. However, we continue to believe there is long-term growth potential in this country based on increasing long-term automotive and vehicle content demand.
We continue to expand our established presence in all key growth areas, positioning us to benefit from the expected long-term growth opportunities in these regions. We believe that increasing regulation in these areas related to emissions control and fuel efficiency will increase demand for our products focused on meeting these regulations and enable us to experience growth over the long-term. We are capitalizing on our long-standing relationships with the global OEMs and further enhancing our positions with the OEMs in key growth regions to continue increasing our presence in these areas. We believe that our presence in best-cost countries is aligned with the expected shift in automotive production towards the key growth markets.
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically-advanced products that meet and exceed our customers’ demands for safety, durability and performance. Approximately $600 million has been invested in 2018 in research and development, including engineering (of which approximately $140 million was co-investment by customers and government agencies and approximately $460 million was invested by us) to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, electrification and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
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
We maintain a low fixed cost structure, which provides us with the flexibility to invest in new growth opportunities and seek to remain profitable throughout the traditional vehicle industry production cycle. Today, approximately 86% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 14% of the hourly workforce as of December 31, 2018. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. This will allow us to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
OEM product recalls. In recent years, the number of vehicles recalled globally by OEMs has increased above historical levels. These recalls can either be initiated by the OEMs or influenced by regulatory agencies. Although there are differing rules and regulations across countries governing recalls for safety issues, the overall transition towards global vehicle platforms may also contribute to increased recalls outside of the U.S., as automotive components are increasingly standardized across regions. Given the sensitivity to safety issues in the automotive industry, including increased focus from regulators and consumers, we anticipate the number of automotive recalls may remain above historical levels in the near future. Although we engage in extensive product quality programs and processes and have not experienced any significant impacts to date as a result of the recalls that have been initiated, it is possible that we may be adversely affected in the future if the pace of these recalls continues.

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2018 were $4.9 billion, which were consistent when compared to 2017. This compares to a relatively flat total global OEM production in 2018. The consistent total net sales is primarily attributable to continued increased volumes in the European and North America regions, offset by decreased volumes in the Asia Pacific region. A shift in product portfolio and regional mix impacts resulted in an unfavorable change in gross margin for the year ended December 31, 2018 as compared to 2017.
The increase in our total net sales of 8% during the year ended December 31, 2017 as compared to 2016 was primarily attributable to continued increased volumes in the European and Asia Pacific regions. Our overall lean cost structure, along with above-market sales growth in Europe, Asia Pacific and South America, enabled us to improve gross margin for the year ended December 31, 2017 as compared to 2016.
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

2018 versus 2017
The results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018		2017		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,858		$4,849		$9
Cost of sales	3,961		3,881		(80)
Gross margin	897	18.5%	968	20.0%	(71)
Selling, general and administrative	414		408		(6)
Amortization	14		16		2
Restructuring	35		98		63
Operating income	434		446		(12)
Interest expense	(79)		(15)		(64)
Other income (expense), net	9		(11)		20
Income before income taxes and equity income	364		420		(56)
Income tax benefit (expense)	9		(106)		115
Income before equity income	373		314		59
Equity income, net of tax	7		5		2
Net income	380		319		61
Net income attributable to noncontrolling interest	22		34		(12)
Net income attributable to Delphi Technologies	$358		$285		$73
Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2018 versus December 31, 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume	Contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Total net sales	$4,858	$4,849	$9	$63	$(66)	$88	$(76)	$9
Total net sales for the year ended December 31, 2018 remained consistent compared to the year ended December 31, 2017. Net sales increased due to volume growth of 1% for the period, primarily as a result of increased sales in Europe and North America, and favorable currency impacts, primarily related to the Euro. Net sales also decreased by $76 million, reflected in Other above, primarily related to net sales during the year ended December 31, 2018 for the original equipment services business that remained with the Former Parent.
Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, fluctuations in foreign currency exchange rates, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales increased $80 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, as summarized below. The Company’s cost of material was approximately 50% of net sales in the years ended December 31, 2018 and 2017.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,961	$3,881	$(80)	$(167)	$—	$(47)	$43	$91	$(80)
Gross margin ($)	$897	$968	$(71)	$(104)	$(66)	$41	$43	$15	$(71)
Gross margin (%)	18.5%	20.0%
The change in cost of sales reflects increased volumes and the impacts from currency exchange, partially offset by improved operational performance. The unfavorable change in gross margin related to volumes is primarily due to product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products. Cost of sales was also impacted by the following items in Other above:

•	The absence of cost of sales related to the original equipment services business that remained with the Former Parent;

•	Reduced incentive compensation accruals of $16 million; and

•
The absence of a $17 million reduction to cost of sales during the year ended December 31, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, offset by $4 million of related asset impairments, in conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017.

Selling, General and Administrative Expense

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$414	$408	$(6)
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of sales for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This is primarily due to:

•	The incremental costs incurred related to being a stand-alone publicly-traded company; partially offset by

•	Reduced incentive compensation accruals; and

•
Reduced one-time incremental expenses associated with becoming a stand-alone publicly-traded company, which totaled $70 million during the year ended December 31, 2018. This compares to $81 million of one-time costs recorded during the year ended December 31, 2017, associated with the Separation.

Amortization

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Amortization	$14	$16	$2
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The consistency in amortization during the year ended December 31, 2018 compared to 2017 reflects the continued amortization of our intangible assets.
In 2019, we expect to incur non-cash amortization charges of approximately $19 million.

Restructuring

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$35	$98	$63
Restructuring charges during the year ended December 31, 2018, included $22 million for programs focused on continued rotation of our manufacturing footprint to best cost locations in Europe and $3 million for programs implemented to reduce global overhead costs.
The charges during the year ended December 31, 2017, included $55 million of separation costs for approximately 500 employees related to the closure of a Western European manufacturing site and approximately $30 million related to the European footprint rotation strategy. Charges for the program have been substantially completed, and cash payments for this restructuring action are expected to be principally completed by 2020.
We expect to continue to incur additional restructuring expense in 2019. Additionally, as we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. In order to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 10. Restructuring to the consolidated financial statements included herein for additional information.
Interest Expense

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Interest expense	$79	$15	$(64)
The increase in interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 reflects the interest related to the issuance of debt in connection with the Separation, consisting of a senior secured five-year $750 million term loan facility and $800 million of 5.00% senior secured notes.
Refer to Note 11. Debt to the consolidated financial statements included herein for additional information.
Other Income, Net

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Other income (expense), net	$9	$(11)	$20
The increase in other income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to:

•	An increase of $4 million of interest income;

•	An increase of $3 million of rental income;

•	An increase to income of $2 million related to remeasurement of cross currency intercompany loans; and

•	A decrease of $7 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans.
Refer to Note 20. Other Income, net to the consolidated financial statements included herein for additional information.

Income Taxes

	Year Ended December 31,
	2018	2017	Favorable/ (unfavorable)
	(in millions)
Income tax (benefit) expense	$(9)	$106	$115
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate in 2018 was impacted by the reversal during the three months ended December 31, 2018 of a $100 million valuation allowance in France and the recognition of a $22 million valuation allowance in Luxembourg based upon the Company’s prior and projected performance in those jurisdictions. Refer to Note 15. Income Taxes for additional details.
The Company’s 2017 effective tax rate was impacted by the release of a valuation allowance in the United States in 2017, primarily due to changes in the underlying business operations, the enactment of a tax rate reduction in the United States in 2017, which increased income tax expense by $7 million, as well as the tax benefit recognized in the prior period due to the restructuring charges recorded in 2016, as more fully described in Note 10. Restructuring.

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
Our management utilizes Adjusted Operating Income by segment as the key performance measure of segment income or loss and for planning and forecasting purposes, as management believes this measure is most reflective of the operational profitability or loss of our operating segments. Consolidated Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
The reconciliation of consolidated Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliations of consolidated Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2018 and 2017 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$467	$81	$—	$548
Restructuring	(37)	2	—	(35)
Separation costs (1)	(61)	(17)	—	(78)
Asset impairments	(1)	—	—	(1)
Operating income	$368	$66	$—	$434
Interest expense				(79)
Other income, net				9
Income before income taxes and equity income				364
Income tax benefit				9
Equity income, net of tax				7
Net income				380
Net income attributable to noncontrolling interest				22
Net income attributable to Delphi Technologies				$358

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$562	$75	$—	$637
Restructuring	(92)	(6)	—	(98)
Separation costs (1)	(66)	(15)	—	(81)
Asset impairments	(12)	—	—	(12)
Operating income	$392	$54	$—	446
Interest expense				(15)
Other expense, net				(11)
Income before income taxes and equity income				420
Income tax expense				(106)
Equity income, net of tax				5
Net income				319
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$285

(1)
Prior to December 4, 2017 separation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2018 and 2017 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$4,274	$4,222	$52	$(48)	$96	$4	$52
Aftermarket	874	947	(73)	6	(2)	(77)	(73)
Eliminations and Other	(290)	(320)	30	39	(6)	(3)	30
Total	$4,858	$4,849	$9	$(3)	$88	$(76)	$9
Aftermarket net sales decreased for the year ended December 31, 2018, primarily due to $76 million reflected in Other above, which is related to original equipment services business that remained with the Former Parent.
Gross Margin Percentage by Segment

	Year Ended December 31,
	2018	2017
Powertrain Systems	16.3%	18.5%
Aftermarket	22.8%	19.6%
Eliminations and Other	—%	—%
Total	18.5%	20.0%
Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price reductions	Operational performance	Other	Total
	(in millions)			(in millions)
Powertrain Systems	$467	$562	$(95)	$(161)	$56	$10	$(95)
Aftermarket	81	75	6	4	5	(3)	6
Eliminations and Other	—	—	—	—	—	—	—
Total	$548	$637	$(89)	$(157)	$61	$7	$(89)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was impacted by volume and contractual price reductions, including product mix, and operational performance improvements. The change related to product mix is principally related to a shift in customer demand from diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products. Adjusted operating income was also impacted by the following items in Other above:

•	Favorable foreign currency impacts of $42 million;

•	Reduced incentive compensation accruals of $29 million; and

•	Decreased costs of $3 million at our Aftermarket segment related to certain Brazilian legal matters during the year ended December 31, 2017; offset by

•
$63 million impact related to being a stand-alone publicly-traded company, including: the absence of the original equipment services business that remained with the Former Parent, incremental costs and inefficiencies associated with being a stand-alone publicly-traded company subsequent to the Separation and costs associated with the Transition Services Agreement and Contract Manufacturing Services Agreement entered with our Former Parent in connection with the Separation; and

•
The absence of a $17 million reduction to cost of sales during the year ended December 31, 2017 related to a commercial agreement for reimbursement of previously incurred development costs, in conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017.

Consolidated Results of Operations
2017 versus 2016
The results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016	Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,849	$4,486	$363
Cost of sales	3,881	3,689	(192)
Gross margin	968	797	171
Selling, general and administrative	408	299	(109)
Amortization	16	17	1
Restructuring	98	161	63
Operating income	446	320	126
Interest expense	(15)	(1)	(14)
Other expense, net	(11)	(1)	(10)
Income before income taxes and equity income	420	318	102
Income tax expense	(106)	(50)	(56)
Income before equity income	314	268	46
Equity income, net of tax	5	—	5
Net income	319	268	51
Net income attributable to noncontrolling interest	34	32	2
Net income attributable to Delphi Technologies	$285	$236	$49

Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2017 versus 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume	Contractual price reductions	FX	Other	Total
	(in millions)			(in millions)
Total net sales	$4,849	$4,486	$363	$406	$(52)	$9	$—	$363
Total net sales for the year ended December 31, 2017 increased 8% compared to the year ended December 31, 2016. We experienced volume growth of 9% for the period, primarily as a result of increased sales in all regions, and favorable currency impacts, primarily related to the Euro.
Cost of Sales and Gross Margin
Cost of sales increased $192 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, as summarized below. The Company’s material cost of sales was approximately 50% of net sales in both the years ended December 31, 2017 and December 31, 2016.

	Year Ended December 31,			Variance Due To:
	2017	2016	Favorable/ (unfavorable)	Volume	Contractual price reductions	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,881	$3,689	$(192)	$(317)	$—	$7	$87	$31	$(192)
Gross margin ($)	$968	$797	$171	$89	$(52)	$16	$87	$31	$171
Gross margin (%)	20.0%	17.8%
The increase in cost of sales reflects increased volumes, partially offset by impacts from currency exchange, improved operational performance and the following items in Other above:

•
Decreased warranty costs of $15 million, primarily related to a $25 million settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment; and

•
In conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017, the Company entered into a commercial agreement for reimbursement of previously incurred development costs. As a result of this commercial agreement, the Company recorded a reduction of $17 million to cost of sales, offset by $4 million of related asset impairments, during the year ended December 31, 2017.

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
The charges recorded during the year ended December 31, 2017 included $55 million of separation costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site and approximately $30 million related to other programs pursuant to the Company’s on-going European footprint rotation strategy. Charges for the program have been substantially completed, and cash payments for this plant closure are expected to be principally completed by 2020.
The restructuring charges during the year ended December 31, 2016 included $131 million for programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe, $93 million of which related to the closure of a European manufacturing site. Charges for the program have been substantially completed, and cash payments for this plant closure were principally completed in 2017. Additionally, the Company recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. Delphi Technologies also recorded restructuring costs of $12 million in 2016 for programs implemented to reduce global overhead costs.
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
The comparability of the Company’s tax rate in 2017 to 2016 was impacted by the enactment of the Tax Cuts and Jobs Act in the United States on December 22, 2017, which provides for a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment. As a result, the effective tax rate was impacted by an increased tax expense of approximately $7 million for the year ended December 31, 2017 due to the resultant impact on the net deferred tax asset balances. The comparability of the Company’s tax rate in 2017 to 2016 was also impacted by the enactment of the French Finance (Budget)

Law for 2018 (the “French Act”) which was enacted December 21, 2017, when it was definitively adopted by the French Parliament. The French Act provides for a maximum corporate rate of 33.33% in calendar year 2018, 31% in 2019, 28% in 2020, 26.5% in 2021 and 25% in 2022. As a result, deferred tax asset balance and associated valuation allowance balance in France were both reduced $17 million for the year ended December 31, 2017.

Results of Operations by Segment
The reconciliations of consolidated Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2017 and 2016 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$562	$75	$—	$637
Restructuring	(92)	(6)	—	(98)
Separation costs (1)	(66)	(15)	—	(81)
Asset impairments	(12)	—	—	(12)
Operating income	$392	$54	$—	446
Interest expense				(15)
Other expense, net				(11)
Income before income taxes and equity income				420
Income tax expense				(106)
Equity income, net of tax				5
Net income				319
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$285

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$418	$94	$—	$512
Restructuring	(151)	(10)	—	(161)
Other acquisition and portfolio project costs	—	(2)	—	(2)
Asset impairments	(28)	(1)	—	(29)
Operating income	$239	$81	$—	320
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				318
Income tax expense				(50)
Equity income, net of tax				—
Net income				268
Net income attributable to noncontrolling interest				32
Net income attributable to Delphi Technologies				$236

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
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2017 as compared to the year ended 2016 was impacted by volumes, contractual price reductions and operational performance improvements, partially offset by the following items included in Other in the table above:

•	$28 million of increased SG&A expense, excluding costs related to the Separation, during the year ended December 31, 2017, primarily for increased information technology costs;

•	Increased estimated cost accruals of $2 million at our Aftermarket segment related to certain Brazilian legal matters;

•
Adjusted for volume, Aftermarket incurred approximately $2 million of increased costs due to a strategic repositioning of its Europe warehousing footprint to better serve and support its customer base; and

•	The absence of a $3 million gain on the sale of unutilized land during the year ended December 31, 2016; offset by

•
Decreased warranty costs of $15 million, primarily related to a $25 million settlement agreement reached in 2016 with one of our OEM customers regarding warranty claims related to certain components supplied by the Powertrain Systems segment; and

•
In conjunction with a program cancellation by one of the Company’s OEM customers during the year ended December 31, 2017, the Company entered into a commercial agreement for reimbursement of previously incurred development costs. As a result of this commercial agreement, the Company recorded a reduction of $17 million to cost of sales during the year ended December 31, 2017.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, to meet debt service requirements, fund our pension obligations and return capital to shareholders. The Company concluded a consultation process with its U.K. workforce in January 2019 with regard to future pension provision, although discussions are still ongoing with the employee representatives.
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
As of December 31, 2018, we had cash and cash equivalents of $359 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below. As of December 31, 2018 we had a total amount of debt outstanding, net of unamortized issuance costs and discounts, of approximately $1,531 million, primarily consisting of $731 million principal outstanding under the $750 million five-year term loan pursuant to the Credit Agreement and $800 million of principal outstanding under the $800 million senior unsecured notes due 2025. As of December 31, 2018, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 11. Debt to the consolidated financial statements included herein for additional information.
We expect cash flows from operations, existing cash and available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any repurchases of outstanding ordinary shares pursuant to our approved share repurchase program as described below, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares, capital expenditures, and funding of potential acquisitions, as applicable).
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
Based on these factors, we believe we possess sufficient liquidity to fund our global operations and capital investments in 2019 and beyond.
Share Repurchases
A summary of the ordinary shares repurchased during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
Total number of shares repurchased	293,695	—	—
Average price paid per share	$34.05	$—	$—
Total (in millions)	$10	$—	$—
All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
In January 2019, the Board of Directors approved a new $200 million share repurchase program, which replaces the previous repurchase authorization from July 2018. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Repurchases under this program will be funded from one or a combination of future free cash flow and existing cash balances. The program is expected to be completed by December 31, 2021.

Dividends to Holders of Ordinary Shares
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Fourth quarter	$0.17	$15
Third quarter	0.17	15
Second quarter	0.17	15
First quarter	0.17	15
Total	$0.68	$60

In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend, effective immediately.
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

	December 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Amounts outstanding and the rate effective as of December 31, 2018, are detailed below:

	Applicable Rate	Borrowings as of December 31, 2018 (in millions)	Rates effective as of December 31, 2018
Term Loan A Facility	LIBOR plus 1.75%	$731	4.188%
In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt. In addition to these agreements, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $400 million. These agreements are designated as net investment hedges and will have a maturity date of September 2022. See Note 18. Derivatives and Hedging Activities for additional information on our interest rate swaps.

Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2018.
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
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2018.

Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2018 and 2017, $112 million and $92 million of receivables were sold under these arrangements, and expenses of $5 million and $3 million, respectively, were recognized within interest expense.
In addition, in 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $25 million from other long-term assets in the consolidated balance sheet as of December 31, 2018, as a result of these transactions. During the year ended December 31, 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Capital leases—There were approximately $14 million and $1 million of capital lease obligations outstanding as of December 31, 2018 and 2017.
Interest—Cash paid for interest related to debt outstanding totaled $75 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2018, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2018. We have not included information on our recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $46 million as of December 31, 2018. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 15. Income Taxes to the consolidated financial statements included herein.

	Payments due by Period
	Total	2019	2020 & 2021	2022 & 2023	Thereafter
	(in millions)
Debt and capital lease obligations (excluding interest)	$1,550	$43	$115	$583	$809
Estimated interest costs related to debt and capital lease obligations	349	63	120	95	71
Operating lease obligations	156	26	47	33	50
Contractual commitments for capital expenditures	134	131	3	—	—
Other contractual purchase commitments, including information technology	52	40	5	4	3
Total	$2,241	$303	$290	$715	$933
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

Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2018, we had approximately $134 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Powertrain Systems	$241	$189	$169
Aftermarket	5	3	2
Eliminations and Other (1)	19	5	—
Total capital expenditures	$265	$197	$171
North America	$61	$53	$50
Europe	126	72	82
Asia Pacific	75	70	34
South America	3	2	5
Total capital expenditures	$265	$197	$171
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
Operating activities—Net cash provided by operating activities totaled $419 million and $388 million for the years ended December 31, 2018 and 2017, respectively. Cash flow from operating activities for the year ended December 31, 2018 consisted primarily of net earnings of $380 million, increased by $132 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses and deferred income taxes, partially offset by $96 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2017 consisted primarily of net earnings of $319 million, increased by $248 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $184 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities totaled $372 million for the year ended December 31, 2016, which consisted of net earnings of $268 million, increased by $240 million for non-cash charges for depreciation and amortization, pension and other postretirement benefit expenses, partially offset by $139 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $274 million and $187 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to $68 million of increased capital expenditures during the year ended December 31, 2018 as compared to 2017.
Net cash used in investing activities totaled $162 million for the year ended December 31, 2016, which was primarily attributable to capital expenditures of $171 million.
Financing activities—Net cash used in financing activities totaled $108 million for the year ended December 31, 2018 and net cash provided by financing activities totaled $25 million for the year ended December 31, 2017. Cash flows used in financing activities for the year ended December 31, 2018 primarily included $12 million of dividend payments of consolidated affiliates to minority shareholders, $60 million of dividend payments on ordinary shares and $19 million of repayments on the Term Loan A Facility.
Cash flows provided by financing activities for the year ended December 31, 2017 primarily included net proceeds of $782 million received from the issuance of the Senior Notes, as well as the proceeds of $741 million from the issuance of the senior secured term loan, which was partially offset by the dividend payment to Former Parent of approximately $1,148 million, as well as the payment of $180 million to the Former Parent pursuant to the Tax Matters Agreement.
Net cash used in financing activities totaled $210 million for the year ended December 31, 2016, primarily attributable to $195 million of net transfers to the Former Parent.

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
We anticipate making pension contributions and benefit payments of approximately $42 million for non-U.S. plans in 2019.
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
As of December 31, 2018 and 2017, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $2 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities) and $4 million (of which $3 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities), respectively. The Company cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

Legal Proceedings
For a description of our legal proceedings, see Item 3. Legal Proceedings and Note 13. Commitments and Contingencies to the consolidated financial statements included herein.

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
In addition to our ordinary warranty provisions with customers, we are also at risk for product recall costs, which are costs incurred when a customer or the Company recalls a product through a formal campaign soliciting return of that product. Furthermore, certain regulatory agencies, such as the National Highway Traffic Safety Administration in the United States, have the authority, under certain circumstances, to require recalls to remedy safety concerns. Product recall costs typically include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part. The Company accrues for costs related to product recalls as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. Actual costs incurred could differ from the amounts estimated, requiring adjustments to these reserves in future periods. It is possible that changes in our assumptions or future product recall issues could materially affect our financial position, results of operations or cash flows.
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

The primary funded plans are in the United Kingdom and Mexico. For the determination of 2018 expense, we assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Based on information provided by our actuaries and asset managers, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 12. Pension Benefits to the consolidated financial statements included herein for additional information.
Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite-lived assets for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the estimated fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals as needed. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially impact our future results of operations and financial condition. We believe that the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that is prudent and feasible; a company ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the consolidated financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 15. Income Taxes to the consolidated financial statements included herein for additional information.

Recently Issued Accounting Pronouncements

Refer to Note 2. Significant Accounting Policies to the consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2018 are described.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks from changes in currency exchange rates, commodity prices and changes in interest rates. These exposures may impact future earnings and/or operating cash flows. In order to manage these risks, we aggregate the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within our operations, we enter into various derivative transactions with various counterparties, pursuant to the Company’s risk management policies. Delphi Technologies does not enter into derivative transactions for speculative or trading purposes. Prior to the Separation, we managed certain of these exposures through participation in the Former Parent’s hedging program, which utilized financial instruments (hedges) to provide offsets or limits to our exposures.
Currency Exchange Rate Risk
Delphi Technologies has currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. We entered into currency swaps, including fixed-to-fixed cross-currency interest rate swaps, to hedge our net investment in Euro-denominated assets against future volatility in the USD-EUR exchange rate. Refer to Note. 18 Derivatives and Hedging Activities for additional details.
As of December 31, 2018 and 2017 the net fair value asset of cash and other financial instruments with exposure to currency risk was approximately $101 million and $210 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $3 million and $21 million at December 31, 2018 and 2017, respectively. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of December 31, 2018, we had approximately $731 million of floating rate debt related to the Credit Agreement. Delphi Technologies entered into interest rate swap agreements for a combined notional amount of $400 million, designated as cash flow hedges, in order to manage the volatility resulting from fluctuating interest rates on a portion of its floating rate debt. See Note 18. Derivatives and Hedging Activities and the discussion of our Revolving Credit Facility and Term Loan A Facility in Item 7. Management’s Discussion & Analysis for additional details.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2018.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $2
25 bps increase	+$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delphi Technologies PLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delphi Technologies PLC (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
Detroit, Michigan
February 21, 2019

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales	$4,858	$4,849	$4,486
Operating expenses:
Cost of sales	3,961	3,881	3,689
Selling, general and administrative	414	408	299
Amortization	14	16	17
Restructuring (Note 10)	35	98	161
Total operating expenses	4,424	4,403	4,166
Operating income	434	446	320
Interest expense	(79)	(15)	(1)
Other income (expense), net (Note 20)	9	(11)	(1)
Income before income taxes and equity income	364	420	318
Income tax benefit (expense)	9	(106)	(50)
Income before equity income	373	314	268
Equity income, net of tax	7	5	—
Net income	380	319	268
Net income attributable to noncontrolling interest	22	34	32
Net income attributable to Delphi Technologies	$358	$285	$236

Net income per share attributable to Delphi Technologies:
Basic	$4.04	$3.22	$2.66
Diluted	$4.03	$3.21	$2.66
Weighted average ordinary shares outstanding:
Basic	88.68	88.61	88.61
Diluted	88.89	88.66	88.61
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$380	$319	$268
Other comprehensive income (loss):
Currency translation adjustments	(83)	72	(84)
Net change in unrecognized gain on derivative instruments, net of tax (Note 18)	(2)	—	—
Employee benefit plans adjustment, net of tax	41	6	(135)
Other comprehensive (loss) income, net of tax	(44)	78	(219)
Comprehensive income	336	397	49
Comprehensive income attributable to noncontrolling interests	19	38	28
Comprehensive income attributable to Delphi Technologies	$317	$359	$21
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$359	$338
Restricted cash	1	1
Accounts receivable, net	878	1,090
Inventories, net (Note 4)	521	498
Other current assets (Note 5)	172	131
Total current assets	1,931	2,058
Long-term assets:
Property, net (Note 6)	1,445	1,316
Investments in affiliates	44	37
Intangible assets and goodwill, net (Note 7)	76	82
Deferred income taxes (Note 15)	280	178
Other long-term assets (Note 5)	117	122
Total long-term assets	1,962	1,735
Total assets	$3,893	$3,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 11)	$43	$20
Accounts payable	906	931
Accrued liabilities (Note 8)	428	445
Total current liabilities	1,377	1,396
Long-term liabilities:
Long-term debt (Note 11)	1,488	1,515
Pension and other postretirement benefit obligations (Note 12)	467	531
Other long-term liabilities (Note 8)	123	119
Total long-term liabilities	2,078	2,165
Total liabilities	3,455	3,561
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 88,491,963 and 88,613,262 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	407	431
Retained earnings	296	7
Accumulated other comprehensive loss (Note 17)	(412)	(371)
Total Delphi Technologies shareholders’ equity	292	68
Noncontrolling interest	146	164
Total shareholders’ equity	438	232
Total liabilities and shareholders’ equity	$3,893	$3,793
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$380	$319	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183	185	193
Amortization	14	16	17
Amortization of deferred debt issuance costs	4	—	—
Restructuring expense, net of cash paid	(32)	10	(4)
Deferred income taxes	(108)	(7)	(12)
Pension and other postretirement benefit expenses	43	47	30
Income from equity method investments, net of dividends received	(7)	(5)	—
Gain on sale of assets	(3)	—	(4)
Share-based compensation	9	17	19
Changes in operating assets and liabilities:
Accounts receivable, net	162	(271)	8
Inventories	(24)	(124)	(8)
Other assets	(49)	(82)	(23)
Accounts payable	(97)	201	(4)
Accrued and other long-term liabilities	27	148	(25)
Other, net	(36)	(18)	(31)
Pension contributions	(47)	(48)	(52)
Net cash provided by operating activities	419	388	372
Cash flows from investing activities:
Capital expenditures	(265)	(197)	(171)
Proceeds from sale of property	5	10	9
Cost of technology investments	(7)	(1)	—
Proceeds from insurance settlement claims	1	1	—
Settlement of undesignated derivatives	(8)	—	—
Net cash used in investing activities	(274)	(187)	(162)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(2)	—	(2)
Repayments under long-term debt agreements	(19)	—	—
Proceeds from issuance of senior notes, net of discount and issuance costs	—	782	—
Proceeds from issuance of credit agreement, net of issuance costs	—	741	—
Dividend payments of consolidated affiliates to minority shareholders	(12)	(10)	(13)
Distribution of cash dividends	(60)	—	—
Taxes withheld and paid on employees’ restricted share awards	(5)	—	—
Repurchase of ordinary shares	(10)	—	—
Cash distributions paid to Former Parent	—	(1,328)	—
Other net transfers to Former Parent	—	(160)	(195)
Net cash (used in) provided by financing activities	(108)	25	(210)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(16)	12	(7)
Increase (decrease) in cash, cash equivalents and restricted cash	21	238	(7)
Cash, cash equivalents and restricted cash at beginning of the year	339	101	108
Cash, cash equivalents and restricted cash at end of the year	$360	$339	$101
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2015	—	$—	$—	$—	$1,677	$(496)	$1,181	$161	$1,342
Net income	—	—	—	—	236	—	236	32	268
Other comprehensive loss	—	—	—	—	—	(215)	(215)	(4)	(219)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(33)	(33)
Share-based compensation	—	—	—	—	19	—	19	—	19
Net transfers to Former Parent	—	—	—	—	(195)	—	(195)	—	(195)
Balance at December 31, 2016	—	$—	$—	$—	$1,737	$(711)	$1,026	$156	$1,182
Net income	—	—	—	7	278	—	285	34	319
Other comprehensive income	—	—	—	—	—	74	74	4	78
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	89	1	430	—	(431)	—	—	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(30)	(30)
Share-based compensation	—	—	1	—	16	—	17	—	17
Net other change in Former Parent’s net investment	—	—	—	—	(272)	266	(6)	—	(6)
Cash distributions to Former Parent	—	—	—	—	(1,328)	—	(1,328)	—	(1,328)
Balance at December 31, 2017	89	$1	$431	$7	$—	$(371)	$68	$164	$232
Net income	—	—	—	358	—	—	358	22	380
Other comprehensive loss	—	—	—	—	—	(41)	(41)	(3)	(44)
Dividends on ordinary shares	—	—	—	(60)	—	—	(60)	—	(60)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(37)	(37)
Separation related adjustments	—	—	(27)	—	—	—	(27)	—	(27)
Repurchase of ordinary shares	—	—	(1)	(9)	—	—	(10)	—	(10)
Share-based compensation	—	—	9	—	—	—	9	—	9
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	—	(5)	—	(5)
Balance at December 31, 2018	89	$1	$407	$296	$—	$(412)	$292	$146	$438
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began “regular way” trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017 (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC and include the results of the Former Parent’s Powertrain Systems segment).
Nature of Operations
Delphi Technologies is a leader in the development, design and manufacture of integrated powertrain technologies that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance, and support increasing electrification of vehicles. The Company is a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. We provide advanced fuel injection systems, actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. Additionally, the Company offers a full spectrum of aftermarket products serving a global customer base.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Aftermarket segment also remanufactures and sells our products to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
Basis of Presentation
Prior to the Separation on December 4, 2017, the historical financial statements of Delphi Technologies were prepared on a stand-alone combined basis and were derived from the Former Parent’s consolidated financial statements and accounting records. These financial statements were prepared as if the Powertrain Systems segment, which historically included Aftermarket, of the Former Parent had been part of Delphi Technologies for all periods presented. Accordingly, for periods prior to December 4, 2017, our financial statements are presented on a combined basis and for the periods subsequent to December 4, 2017, are presented on a consolidated basis (all periods hereinafter are referred to as “consolidated financial statements”). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
At the time of the Separation, we used available information to develop our best estimates for certain assets and liabilities related to the Separation. In certain instances, final determination of the Separation-related balances is made in subsequent periods, and any adjustments, if necessary, are recorded to shareholders’ equity when determined.
The Company’s historical financial statements for periods prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to December 4, 2017 may not be indicative of the results of operations, financial position or cash flows that would have been achieved if Delphi Technologies had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to December 4, 2017. Related party allocations are further described in Note 3. Related Party Transactions.
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
Prior to December 4, 2017, all intercompany transactions between the Company and the Former Parent were considered to be effectively settled in the historical financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity and in the consolidated balance sheets as Former Parent’s net investment in Delphi Technologies. Subsequent to the Separation, outstanding transactions between Delphi Technologies and the Former Parent were reflected in the consolidated balance sheet outside of Former Parent’s net investment.
In connection with the Separation, the Former Parent’s net investment was reclassified within shareholders’ equity and allocated between ordinary shares and additional paid-in capital based on the number of our ordinary shares outstanding at the distribution date.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements as of and for the year ended December 31, 2018 include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated. For periods prior to December 4, 2017, transactions between the Company and the Former Parent have been included in the financial statements within Former Parent net investment. Prior to December 4, 2017, expenses related to corporate allocations from the Former Parent to the Company were considered to be effectively settled for cash in the financial statements at the time the transaction was recorded. Prior to the Separation, transactions between the Company and the Former Parent’s other subsidiaries were classified as related party transactions within the consolidated financial statements.
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
During the year ended December 31, 2018, Delphi Technologies made a $7 million investment in PolyCharge America, Inc. (“PolyCharge”), a start-up established to commercialize a new capacitor technology, over which the Company does not exert significant influence.
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the years ended December 31, 2018 or 2017. These investments are classified within other long-term assets in the consolidated balance sheets.
The Company monitors its equity investments, including those measured at fair value and those that do not have readily determinable fair values, for indicators of impairments or upward adjustments, on an ongoing basis. If the Company determines that such a an indicator is present, an adjustment is recorded, which is measured as the difference between carrying value and estimated fair value. Estimated fair value is generally determined using an income approach based on discounted cash flows or negotiated transaction values.
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
Aftermarket provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of December 31, 2018, the Company had return assets of $7 million included in other current assets.
Refer to Note 14. Revenue and Note 5. Assets for additional information.
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted-average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. Refer to Note 16. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Rebates—The Company accrues for rebates pursuant to specific arrangements primarily with certain aftermarket customers. Rebates generally provide for price reductions based upon purchase volumes and are recorded as a reduction of sales as earned by such customers.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of customer reimbursements, were $448 million, $420 million and $424 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $18 million and $16 million, respectively, and the provision for doubtful accounts was $5 million, $8 million, and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2018 and 2017, $17 million and $20 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 5. Assets.
Special tools represent Delphi Technologies-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Delphi Technologies a non-cancellable right to use the tool. Delphi Technologies-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2018 and 2017, the special tools balance, net of accumulated depreciation, was $119 million and $113 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2018 and 2017, the Delphi Technologies-owned special tools balances were $109 million and $103 million, respectively, and the customer-owned special tools balances were $10 million and $10 million, respectively.
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
Fair value measurements—The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable, and debt approximates book value. Refer to Note 19. Fair Value of Financial Instruments for the fair values of other financial instruments and obligations.
Intangible assets—The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. No intangible asset impairments were recorded in 2018, 2017 or 2016. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 7. Intangible Assets and Goodwill for additional information.
In the fourth quarter of 2018 and 2017, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2018, 2017 or 2016. Refer to Note 7. Intangible Assets and Goodwill for additional information.
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
Income taxes—As described in Note 15. Income Taxes, prior to the Separation the Company’s domestic and foreign operating results were included in the income tax returns of the Former Parent, and the Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns.
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note. 15. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction (gains) and losses of $(1) million, $(9) million and $11 million were included as a component of cost of goods sold and other income (expense) in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Customer concentrations—There were no customers with greater than 10% of our net sales for the years ended December 31, 2018, 2017 and 2016.
Derivative financial instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria.
Exposure to fluctuations in currency exchange rates and interest rates are managed by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures are managed in accordance with the policies and procedures of Delphi Technologies. The Company does not enter into derivative transactions for speculative or trading purposes. As part of the hedging program approval process, the Company identifies the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk and the correlation between the financial risk and the hedging instrument. Purchase orders, sales contracts, letters of intent, capital planning forecasts and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. The Company does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. Hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed on an ongoing basis.
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Refer to Note 18. Derivatives and Hedging Activities and Note 19. Fair Value of Financial Instruments for additional information.
Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites, removal of storage tanks and other disposal costs. Asset retirement obligations were $2 million and $2 million, at December 31, 2018 and 2017, respectively.
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
Share-based compensation—The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company. The Company had no share-based compensation plans prior to the Separation; however certain of our employees and non-employee directors participated in the Former Parent’s share-based compensation arrangement, the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “Former Parent Plan”). Grants of restricted stock units (“RSUs”) to executives and non-employee directors were made subsequent to the Separation under the PLC LTIP in 2017 and 2018. Grants of RSUs were made under the Former Parent Plan in each year from 2012 to 2017. Outstanding awards at the time of the Separation were converted to awards under the PLC LTIP as further discussed in Note 21. Share-Based Compensation.
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
Modifications to the terms of share-based awards are treated as an exchange of the original award for a new award resulting in total compensation cost equal to the grant-date fair value of the original award plus any incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified based on current circumstances. To the extent there is incremental compensation cost relating to the newly modified award, it is recognized ratably over the requisite service period. Refer to Note 21. Share-Based Compensation for additional information.
Pension and Other Post-Retirement Benefits (OPEB)—Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit plans, which generally provide benefits based on negotiated amounts for each year of service. Certain Delphi Technologies employees, primarily in the United Kingdom (“U.K.”), France, Mexico and Turkey, participate in these plans (collectively, the “Direct Plans”). The Direct Plans, which relate solely to the Company, are included within the consolidated financial statements. In addition to the Direct Plans, prior to the Separation certain of the Company’s employees in Germany and the U.S. participated in defined benefit pension plans (collectively, the “Shared Plans”) sponsored by the Former Parent that included Delphi Technologies employees as well as employees of other subsidiaries of the Former Parent. Under the guidance in ASC 715, Compensation—Retirement Benefits, the Company accounted for the Shared Plans as multiemployer plans, and accordingly did not record an asset or liability to recognize the funded status of the Shared Plans in periods prior to the Separation. The related pension and other postemployment expenses of the Shared Plans were charged to Delphi Technologies based primarily on the service cost of active participants. These expenses were funded through transactions with the Former Parent that are reflected within the Former Parent net investment in the consolidated financial statements. Following the Separation, Delphi Technologies’ portion of the defined-benefit pension plans were separated from the Former Parent’s defined benefit pension plans. As a result, the funded status for each plan is reflected in the Company’s consolidated balance sheet as of December 31, 2018. Refer to Note 12. Pension Benefits for additional information.
Recently adopted accounting pronouncements—Delphi Technologies adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 using the modified retrospective method. This ASU supersedes most of the existing guidance on revenue recognition in ASC Topic 605, Revenue Recognition and establishes a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements. Topic 606 was applied to contracts with customers which were not completed as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Refer to Note 14. Revenue for additional information.
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
Delphi Technologies adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in the first quarter of 2018. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is generally consistent with the requirements of this guidance. As a result of adopting this guidance the Company reclassified $1 million insurance settlement proceeds within the consolidated statement of cash flows for the year ended December 31, 2017.
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
Delphi Technologies elected to early adopt ASU 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, in the first quarter of 2018. This guidance expands and refines the application of hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements, other than modifications to the disclosures. Refer to Note 18. Derivatives and Hedging Activities for additional details.
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
ASU 2016-02 provides for certain practical expedients when adopting the guidance. The Company intends to utilize the package of practical expedients that allows an entity to not reassess existing leases for: i) whether any expired or existing contracts are or contain leases, ii) the lease classification for any expired or existing leases and iii) the initial direct costs for any existing leases. Additionally, the Company intends to elect the practical expedient under ASU 2018-01, that allows an entity to not reassess whether any expired or existing land easements are or contain leases. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends Topic 842 so that entities may elect not to recast the comparative periods presented when transitioning to Topic 842. The Company plans on electing this transition method. The adoption of this guidance will have a material impact on the Company’s consolidated balance sheet and will not have a material impact on its consolidated statements of operations or cash flows. As further described in Note. 13 Commitments and Contingencies, as of December 31, 2018, the Company had minimum lease commitments under non-cancellable operating leases totaling $156 million.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements, but does not anticipate a significant impact.
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

In connection with the Separation, the Company paid a dividend of approximately $1,148 million to the Former Parent in 2017. Also in connection with the Separation, the Company paid $180 million in 2017 to the Former Parent pursuant to the Tax Matters Agreement with respect to taxes incurred in connection with transactions comprising the Separation.
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
Prior to the Separation, net sales of products from Delphi Technologies to affiliates of the Former Parent totaled $1 million and $1 million for the years ended December 31, 2017 and 2016, respectively.
Prior to the Separation, total purchases from affiliates of the Former Parent totaled $29 million and $102 million for the years ended December 31, 2017 and 2016, respectively.
There were no net amounts due to affiliates of the Former Parent from related party transactions as of December 31, 2018 and 2017.
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
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Cost of sales	$27	$44
Selling, general and administrative	116	137
Total allocated cost from Former Parent	$143	$181
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

4. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	December 31, 2018	December 31, 2017
	(in millions)
Productive material	$250	$217
Work-in-process	36	35
Finished goods	235	246
Total	$521	$498

5. ASSETS
Other current assets consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Value added tax receivable	$98	$59
Reimbursable engineering costs	17	20
Income and other taxes receivable	16	5
Notes receivable	15	39
Prepaid insurance and other expenses	14	6
Return assets (Note 2)	7	—
Derivative financial instruments (Note 18)	4	—
Deposits to vendors	1	2
Total	$172	$131

Other long-term assets consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Income and other taxes receivable	$53	$57
Investment in Tula (Note 2)	21	21
Investment in PolyCharge (Note 2)	7	—
Debt issuance costs	3	4
Other	33	40
Total	$117	$122

6. PROPERTY, NET
Property, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	Estimated Useful Lives	December 31,
		2018	2017
	(Years)	(in millions)
Land	—	$70	$76
Land and leasehold improvements	3-20	26	26
Buildings	40	300	283
Machinery, equipment and tooling	3-20	1,948	1,810
Furniture and office equipment	3-10	81	64
Construction in progress	—	205	132
Total		2,630	2,391
Less: accumulated depreciation		(1,185)	(1,075)
Total property, net		$1,445	$1,316
For the year ended December 31, 2018, Delphi Technologies recorded asset impairment charges of $1 million in cost of sales related to declines in the fair values of certain fixed assets. For the year ended December 31, 2017, Delphi Technologies recorded asset impairment charges of $12 million in cost of sales related to declines in the fair values of certain fixed assets. For the year ended December 31, 2016, $29 million of asset impairment charges were recorded in costs of sales related to declines in the fair values of certain fixed assets, $25 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, as further described in Note 10. Restructuring.

7. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows:

		As of December 31, 2018			As of December 31, 2017
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-12	$134	$107	$27	$135	$96	$39
Customer relationships	3-10	110	94	16	97	90	7
Trade names	5-20	46	22	24	46	19	27
Total		290	223	67	278	205	73
Unamortized intangible assets:
Trade names	—	2	—	2	2	—	2
Goodwill	—	7	—	7	7	—	7
Total		$299	$223	$76	$287	$205	$82
Estimated amortization expense for the years ending December 31, 2019 through 2023 is presented below:

	Year Ending December 31,
	2019	2020	2021	2022	2023
	(in millions)
Estimated amortization expense	$19	$18	$12	$2	$2
A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2018 and 2017 is presented below.

	2018	2017
	(in millions)
Balance at January 1	$287	$308
Acquisitions	14	—
Net Former Parent transfer	—	(22)
Foreign currency translation	(2)	1
Balance at December 31	$299	$287
A roll-forward of the accumulated amortization for the years ended December 31, 2018 and 2017 is presented below:

	2018	2017
	(in millions)
Balance at January 1	$205	$210
Amortization	20	16
Net Former Parent transfer	—	(22)
Foreign currency translation	(2)	1
Balance at December 31	$223	$205

8. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Warranty obligations (Note 9)	$68	$64
Income and other taxes payable	63	63
Restructuring (Note 10)	46	54
Payroll-related obligations	45	49
Deferred reimbursable engineering	31	14
Accrued rebates	29	30
Freight	20	19
Employee benefits	16	29
Outside services	13	14
Accrued interest	12	12
Deferred revenue	5	10
Customer deposits	5	7
Other	75	80
Total	$428	$445
Other long-term liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(in millions)
Accrued income taxes	$46	$15
Warranty obligations (Note 9)	28	33
Restructuring (Note 10)	19	47
Deferred income taxes (Note 15)	14	14
Derivative financial instruments	6	—
Environmental (Note 13)	2	3
Other	8	7
Total	$123	$119

9. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates and the related warranty reserves are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2018. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2018 to be zero to $15 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in millions)
Accrual balance at beginning of year	$97	$96
Provision for estimated warranties incurred during the year	40	37
Changes in estimate for pre-existing warranties	8	6
Settlements made during the year (in cash or in kind)	(44)	(50)
Foreign currency translation and other	(5)	8
Accrual balance at end of year	$96	$97
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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $35 million during the year ended December 31, 2018, of which $22 million was recognized for programs focused on continued rotation of our manufacturing footprint to best cost locations in Europe and $3 million was recognized for programs implemented to reduce global overhead costs.
During the year ended December 31, 2017, the Company recorded employee-related and other restructuring charges related to these programs totaling approximately $98 million. These charges included $55 million of separation costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment and approximately $30 million related to other programs pursuant to the Company’s on-going European footprint rotation strategy. Charges for the program have been substantially completed, and cash payments for this restructuring action are expected to be principally completed by 2020.
During the year ended December 31, 2016, Delphi Technologies recorded employee-related and other restructuring charges totaling approximately $161 million. These charges included $131 million for programs focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe, $93 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment, associated with separation costs for approximately 500 employees. Charges for the program have been substantially completed, and cash payments for this plant closure were principally completed in 2017. Additionally, the Company recognized non-cash asset impairment charges of $25 million during the year ended December 31, 2016 related to this plant closure, which were recorded within cost of sales. Delphi Technologies also recorded restructuring costs of $12 million in 2016 for programs implemented to reduce global overhead costs.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $67 million and $88 million in the years ended December 31, 2018 and December 31, 2017, respectively.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2018, 2017 and 2016 by operating segment:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Powertrain Systems	$37	$92	$151
Aftermarket	(2)	6	10
Total	$35	$98	$161
The table below summarizes the activity in the restructuring liability for the years ended December 31, 2018 and 2017:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at December 31, 2016	$79	$4	$83
Provision for estimated expenses incurred during the year	90	8	98
Payments made during the year	(80)	(8)	(88)
Foreign currency and other	9	(1)	8
Accrual balance at December 31, 2017	$98	$3	$101
Provision for estimated expenses incurred during the year	$32	$3	$35
Payments made during the year	(64)	(3)	(67)
Foreign currency and other	(2)	(2)	(4)
Accrual balance at December 31, 2018	$64	$1	$65

11. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2018 and December 31, 2017, respectively:

	December 31,
	2018	2017
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $4 and $5 unamortized issuance costs)	$727	$745
$800 million Senior Notes at 5.00%, due 2025 (net of $12 and $14 unamortized issuance costs and $3 and $4 discount, respectively)	785	782
Capital leases and other	19	8
Total debt	1,531	1,535
Less: current portion	(43)	(20)
Long-term debt	$1,488	$1,515
The principal maturities of debt, at nominal value, are as follows:

Debt Obligations
(in millions)
2019	$43
2020	39
2021	76
2022	582
2023	1
Thereafter	809
Total	$1,550
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs were incurred in connection with the Credit Agreement. As of December 31, 2018, there were no amounts drawn on the Revolving Credit Facility.
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

	December 31, 2018		December 31, 2017
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of December 31, 2018, are detailed below:

	Applicable Rate	Borrowings as of December 31, 2018 (in millions)	Rates effective as of December 31, 2018
Term Loan A Facility	LIBOR plus 1.75%	$731	4.188%
In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt. In addition to these agreements, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $400 million. These agreements are designated as net investment hedges and will have a maturity date of September 2022. See Note 18. Derivatives and Hedging Activities for additional information on our interest rate swaps.
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2018.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2018.
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
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2018.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2018 and 2017, $112 million and $92 million of receivables were sold under these arrangements, and expenses of $5 million and $3 million, respectively, were recognized within interest expense.
In addition, during the year ended December 31, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $25 million from other long-term assets in the consolidated balance sheet as of December 31, 2018, as a result of these transactions. During the year ended December 31, 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Capital leases—There were approximately $14 million and $1 million capital lease obligations outstanding as of December 31, 2018 and 2017, respectively.
Interest—Cash paid for interest totaled $75 million, $2 million and $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

12. PENSION BENEFITS
The Company sponsors defined benefit pension plans for certain employees and retirees outside of the U.S. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with FASB ASC Topic 715, Compensation—Retirement Benefits. The Company’s primary non-U.S. plans are located in the U.K., France and Mexico. The U.K. and certain Mexican plans are funded. In addition, the Company has defined benefit plans in South Korea, Turkey and Italy for which amounts are payable to employees immediately upon separation. The obligations for these plans are recorded over the requisite service period. Delphi Technologies does not have any U.S. pension assets or liabilities. The Company concluded a consultation process with its U.K. workforce in January 2019 with regard to future pension provision, although discussions are still ongoing with the employee representatives.
In connection with the Separation, in 2017, certain plans were separated and therefore Delphi Technologies transferred net benefit plan obligations of approximately $10 million to the Former Parent that were previously recorded by Delphi Technologies legal entities.
Funded Status
The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2018 and 2017.

	Year Ended December 31,
	2018	2017
	(in millions)
Benefit obligation at beginning of year	$1,604	$1,405
Service cost	37	34
Interest cost	36	34
Actuarial (gain) loss	(112)	68
Benefits paid	(47)	(43)
Impact of curtailments	—	(20)
Plan amendments and other	20	—
Transfer of plan obligations to Former Parent	—	(8)
Exchange rate movements and other	(96)	134
Benefit obligation at end of year	1,442	1,604
Change in plan assets:
Fair value of plan assets at beginning of year	1,074	880
Actual return on plan assets	(36)	103
Contributions	47	48
Benefits paid	(47)	(43)
Net transfers from Former Parent	—	2
Exchange rate movements and other	(62)	84
Fair value of plan assets at end of year	976	1,074
Underfunded status	(466)	(530)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	1	—
Current liabilities	(1)	—
Non-current liabilities	(466)	(530)
Total	(466)	(530)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	285	356
Prior service cost	21	—
Total	$306	$356

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	December 31,
	2018	2017
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$1,420	$1,580
ABO	1,290	1,422
Fair value of plan assets at end of year	954	1,051
	Plans with Plan Assets in Excess of ABO
PBO	$22	$24
ABO	18	18
Fair value of plan assets at end of year	22	23
	Total
PBO	$1,442	$1,604
ABO	1,308	1,440
Fair value of plan assets at end of year	976	1,074
Benefit costs presented below were determined based on actuarial methods and included the following:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Service cost	$37	$34	$29
Interest cost	36	34	38
Expected return on plan assets	(54)	(47)	(46)
Curtailment loss	—	—	3
Amortization of actuarial losses	24	26	6
Net periodic benefit cost	$43	$47	$30
During the first quarter of 2017, the Company elected to early adopt ASU 2017-07. As a result, service costs are classified as employee compensation costs within cost of sales and selling, general and administrative expense within the consolidated statement of operations. All other components of net periodic benefit cost are classified within other expense for all periods presented.
The Company had $1 million and less than $1 million in other postretirement benefit obligations as of December 31, 2018 and 2017, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period of the employees in that plan. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 is $12 million.
The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2018	2017
Weighted-average discount rate	2.75%	2.46%
Weighted-average rate of increase in compensation levels	3.96%	3.98%

Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	2018	2017	2016
Weighted-average discount rate	2.46%	2.58%	3.72%
Weighted-average rate of increase in compensation levels	3.98%	3.97%	3.73%
Weighted-average expected long-term rate of return on plan assets	5.50%	5.50%	5.75%
Delphi Technologies selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
The primary funded plans are in the U.K. and Mexico. For the determination of 2018 expense, Delphi Technologies assumed a long-term expected asset rate of return of approximately 5.50% and 7.50% for the U.K. and Mexico, respectively. Delphi Technologies evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi Technologies’ pension expense for 2018 is determined at the 2018 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $3 million	+ $69 million
25 bp increase in discount rate	- $5 million	- $64 million
25 bp decrease in long-term expected return on assets	+ $2 million	—
25 bp increase in long-term expected return on assets	- $2 million	—
The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.
Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Projected Pension Benefit Payments
(in millions)
2019	$42
2020	42
2021	46
2022	47
2023	48
2024 – 2028	277
Delphi Technologies anticipates making pension contributions and benefit payments of approximately $42 million in 2019.
Plan Assets
Certain pension plans sponsored by Delphi Technologies invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi Technologies’ pension plan assets weighted-average asset allocations at December 31, 2018 and 2017, by asset category, are as follows:

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$55	$55	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	258	—	258	—
Bond mutual funds	464	—	464	—
Real estate trust funds	91	—	—	91
Hedge funds	85	—	2	83
Debt securities	8	8	—	—
Equity securities	6	6	—	—
Total	$976	$69	$733	$174

	Fair Value Measurements at December 31, 2017
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$69	$69	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	444	—	444	—
Bond mutual funds	385	—	385	—
Real estate trust funds	50	—	—	50
Hedge funds	102	—	2	100
Debt securities	9	9	—	—
Equity securities	6	6	—	—
Total	$1,074	$84	$840	$150
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
Real estate—The fair value of real estate properties is estimated using an appraisal provided by the administrator of the property or infrastructure investment. Management believes this is an appropriate methodology to obtain the fair value of these assets.
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
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds
	(in millions)
Beginning balance at January 1, 2017	$22	$85
Actual return on plan assets:
Relating to assets still held at the reporting date	3	7
Purchases, sales and settlements	23	—
Foreign currency translation and other	2	8
Ending balance at December 31, 2017	$50	$100
Actual return on plan assets:
Relating to assets still held at the reporting date	$9	$(2)
Purchases, sales and settlements	36	(9)
Foreign currency translation and other	(4)	(6)
Ending balance at December 31, 2018	$91	$83
Defined Contribution Plans
Prior to the Separation, certain hourly and salaried employees of Delphi Technologies participated in defined contribution plans sponsored by the Former Parent. In connection with the Separation, Delphi Technologies has established plans with substantially similar terms. Expense related to the contributions for these plans recorded by Delphi Technologies was approximately $18 million, $11 million, and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Multiemployer Pension Plans
Prior to the Separation, certain of the Company’s employees in Germany and the U.S. participate in defined benefit pension plans (collectively, “Shared Plans”) sponsored by the Former Parent. The Company has recorded expense of approximately $1 million and $1 million for the years ended December 31, 2017 and 2016, respectively, to record its allocation of pension benefit costs related to the Shared Plans.

13. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
Delphi Technologies is from time to time subject to various legal actions, claims, governmental investigations and proceedings incidental to its business, including those arising out of alleged defects, alleged breaches of contracts, product warranties, intellectual property matters, and employment-related matters. We also from time to time receive subpoenas and other inquiries or requests for information from agencies or other representatives of U.S. federal, state and foreign governments on a variety of issues. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded, it is the opinion of management that the outcome of these matters will not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. An unexpected adverse resolution of one or more of these items, however, could have a material adverse impact on the Company’s financial position, results of operations, or cash flows.
In addition to the specific matters discussed below, the Company estimates the reasonably possible loss in excess of the amounts accrued related to ordinary business claims to be approximately $0 million to $10 million. With respect to warranty matters, although Delphi Technologies cannot ensure that the future costs of warranty claims by customers will not be material, Delphi Technologies believes its established reserves are adequate to cover potential warranty settlements. Refer to Note 9. Warranty Obligations for additional information.

Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. These laws are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of December 31, 2018, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of December 31, 2018, claims totaling approximately $16 million (using December 31, 2018 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of December 31, 2018, the Company maintains accruals for these asserted claims of approximately $3 million (using December 31, 2018 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $13 million.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2018 and December 31, 2017, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $2 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities) and $4 million (of which $3 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities), respectively. Delphi Technologies cannot ensure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At December 31, 2018 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.
Operating Leases
Rental expense totaled $23 million, $14 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, Delphi Technologies had minimum lease commitments under non-cancellable operating leases totaling $156 million, which become due as follows:

Minimum Future Operating Lease Commitments
(in millions)
2019	$26
2020	24
2021	23
2022	19
2023	14
Thereafter	50
Total	$156

14. REVENUE
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
The major product groups within the Powertrain Systems operating segment include internal combustion engine products and electronics & electrification products. The major sales channels within the Aftermarket operating segment include aftermarket products sold to independent aftermarket customers and original equipment service customers. The amount of revenue recognized for these products is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Our payment terms are based on customary business practices and vary by customer type and products offered. The term between invoicing and when payment is due is not significant.
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
North America	$1,367	$1,345	$1,303
Europe	2,142	2,030	1,995
Asia Pacific	1,208	1,335	1,071
South America	141	139	117
Total	$4,858	$4,849	$4,486
In the following table, net sales is disaggregated by major product group and sales channels:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Internal Combustion Engine Products	$2,935	$2,860	$2,634
Electronics & Electrification	1,049	1,042	928
Independent Aftermarket	638	621	594
Original Equipment Service	236	326	330
Total	$4,858	$4,849	$4,486
Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of December 31, 2018, the recognition of revenue over time resulted in approximately $1 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of December 31, 2018, as defined by ASC 606.
Practical Expedients and Exemptions
For our Powertrain Systems segment, we define the contract with the customer as the combination of a current purchase order and a current production schedule issued by the customer. For our Aftermarket segment, we define the contract with the customer as the combination of a current purchase order and a master agreement with the customer. Although there are instances where the master agreements may extend beyond one year, there are generally no purchase orders with an expected duration beyond a year.
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

15. INCOME TAXES
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
The following table summarizes Delphi Technologies’ tax expense:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current income tax expense	$99	$113	$62
Deferred income tax benefit, net	(108)	(7)	(12)
Total income tax (benefit) expense	$(9)	$106	$50
Cash paid or withheld for income taxes by Delphi Technologies was $89 million, $46 million and $59 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The applicable tax rate to determine Delphi Technologies theoretical income tax expense for 2018 was 19%, as compared to 19.25% in 2017 and 20% in 2016. The Company applies the weighted average rate in the United Kingdom (“U.K.”), the tax jurisdiction where Delphi Technologies is resident. The following table contains a reconciliation of the provision for income taxes compared with the amounts at the theoretical rate:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Theoretical income taxes at the U.K. weighted average rate	$69	$81	$64
Income taxed at other rates	(42)	(10)	(54)
Losses not benefitted	9	28	24
Other change in tax reserves	17	4	5
Change in valuation allowances	(78)	(12)	—
Withholding taxes	11	11	5
Change in tax law	2	7	4
Other adjustments	3	(3)	2
Total income tax (benefit) expense	$(9)	$106	$50
Effective tax rate	(2)%	25%	16%
The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the income taxed at other rates are tax incentives obtained in various countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and the Special Economic Zone exemption in Turkey of $9 million in 2018, $7 million in 2017, and $13 million in 2016, as well as tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2016 through 2026. The income tax benefits attributable to these tax holidays are approximately $1 million in 2018, $1 million in 2017 and $1 million in 2016.
The effective tax rate in the year ended December 31, 2018 was impacted by the release of valuation allowances in France and the recording of a valuation allowance in Luxembourg. The operations in France are no longer in a position of cumulative losses in recent years and are forecasting future profits. The Company concluded the deferred tax assets in France will more likely than not be realized, and the Company recorded a $100 million tax benefit for the removal of the valuation allowance during the three months ended December 31, 2018. The Luxembourg operations have a history of losses and the Company concluded it is not more likely than not that the deferred tax assets in Luxembourg will be realized. The Luxembourg operations were in a net deferred tax liability position at December 31, 2017. The Company recorded a valuation allowance of $22 million in Luxembourg during the three months ended December 31, 2018.
The Company recorded $17 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions.
Additionally, the Company’s effective tax rate was impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) in the United States on December 22, 2017, which provided for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. During the year ended December 31, 2018, the accounting for the Act was finalized and the Company recorded $2 million to income tax expense as an adjustment to the provisional amounts recorded as of December 31, 2017. During the year ended December 31, 2017, the Company recorded income tax expense of $7 million related to the enactment of the Act. The Company considered the 2017 effective tax rate calculation, to the extent related to the effects of the Act, to be provisional pursuant to the guidance in SEC Staff Accounting Bulletin No. 118, primarily due to lack of clarity at the balance sheet date related to the state tax impacts of federal tax reform, which resulted in the use of estimates to compute the future blended tax rate, as well as to the lack of clarity regarding the tax treatment of certain intercompany transactions.
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
The Company’s effective tax rate in 2017 was also impacted by the release of valuation allowances in the United States and Hungary, primarily due to changes in the underlying operations of the business and the tax benefit recognized in the prior period due to the restructuring charges recorded in 2016, as more fully described in Note 10. Restructuring. These benefits were partially offset by unfavorable geographic income mix and $4 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions.
The effective tax rate in the year ended December 31, 2016 was impacted by favorable geographic income mix, primarily due to changes in the underlying operations of the business. These benefits were partially offset by $5 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions. Additionally, the Company’s tax rate was impacted by the enactment of the U.K. Finance (No. 2) Act 2016 on September 15, 2016, which provides for a reduction of the corporate income tax rate from 18% to 17% effective April 1, 2020. The income tax accounting effect, including any retroactive effect, of a tax law change is accounted for in the period of enactment, which in this case was the third quarter of 2016. As a result, the effective tax rate was impacted by an increased tax expense of approximately $4 million for the year ended December 31, 2016 due to the resultant impact on the net deferred tax asset balances.

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

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Pension	$83	$94
Employee benefits	4	6
Net operating loss carryforwards	236	177
Warranty and other liabilities	35	44
Intangible assets	10	6
Fixed assets	—	1
Other	51	38
Total gross deferred tax assets	419	366
Less: valuation allowances	(124)	(196)
Total deferred tax assets (1)	$295	$170
Deferred tax liabilities:
Fixed assets	$16	$—
Tax on unremitted profits of certain foreign subsidiaries	13	6
Total gross deferred tax liabilities	29	6
Net deferred tax assets	$266	$164

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2018	2017
	(in millions)
Long-term assets	$280	$178
Long-term liabilities	(14)	(14)
Total deferred tax asset	$266	$164
The net deferred tax assets of $266 million as of December 31, 2018 are primarily comprised of deferred tax asset amounts in the United States, U.K. and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2018, the Company has gross deferred tax assets of approximately $236 million for net operating loss (“NOL”) carryforwards with recorded valuation allowances of $116 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, China and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $2 million and $2 million of tax credit carryforwards with recorded valuation allowances of $2 million and $2 million at December 31, 2018 and 2017, respectively. These tax credit carryforwards expire in 2019 through 2021.

Cumulative Undistributed Foreign Earnings
As of December 31, 2018, deferred income tax liabilities of $13 million have been established with respect to the undistributed earnings of foreign subsidiaries whose parent entities are also included within the consolidated financial statements.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at beginning of year	$22	$9	$16
Additions related to current year	16	3	3
Additions (reductions) related to prior years	1	2	(10)
Transfers to/from Former Parent	7	8	—
Balance at end of year	$46	$22	$9
The Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. As of December 31, 2018 and 2017, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $49 million and $15 million, respectively. In addition, $0 million and $8 million for 2018 and 2017, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $3 million and $2 million at December 31, 2018 and 2017, respectively. Total interest and penalties recognized as part of income tax expense was $1 million, $1 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

16. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. For periods subsequent to the Separation, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 21. Share-Based Compensation for additional information.

The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$358	$285	$236
Denominator:
Weighted average ordinary shares outstanding, basic	88.68	88.61	88.61
Dilutive shares related to RSUs	0.21	0.05	—
Weighted average ordinary shares outstanding, including dilutive shares	88.89	88.66	88.61

Net income per share attributable to Delphi Technologies:
Basic	$4.04	$3.22	$2.66
Diluted	$4.03	$3.21	$2.66
Anti-dilutive securities share impact	—	—	—
Dividends
The Company has declared and paid cash dividends per ordinary share during the periods presented as follows:

	Dividend	Amount
	Per Share	(in millions)
2018:
Fourth quarter	$0.17	$15
Third quarter	0.17	15
Second quarter	0.17	15
First quarter	0.17	15
Total	$0.68	$60
Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. A summary of the ordinary shares repurchased during the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Total number of shares repurchased	293,695	—	—
Average price paid per share	$34.05	$—	$—
Total (in millions)	$10	$—	$—
All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
New Share Repurchase Program
In January 2019, the Board of Directors approved a new $200 million share repurchase program, which replaces the previous share repurchase authorization from July 2018. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Repurchases under this program will be funded from one or a combination of future free cash flow and existing cash balances. The program is expected to be completed by December 31, 2021.

17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) are shown below.

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(85)	$(419)	$(339)
Aggregate adjustment for the year (1)	(80)	68	(80)
Net transfers from Former Parent	—	266	—
Balance at end of year	(165)	(85)	(419)

Gains (losses) on derivatives:
Balance at beginning of year	$—	$—	$—
Other comprehensive income before reclassifications (net tax effect of $0 million, $0 million and $0 million)	—	—	—
Reclassification to income (net tax effect of $0 million, $0 million and $0 million)	(2)	—	—
Balance at end of year	(2)	—	—

Pension and postretirement plans:
Balance at beginning of year	$(286)	$(292)	$(157)
Other comprehensive income before reclassifications (net tax effect of $5, $8 and $29)	22	(15)	(140)
Reclassification to income (net tax effect of $5, $5 and $1)	19	21	5
Balance at end of year	(245)	(286)	(292)

Accumulated other comprehensive loss, end of year	$(412)	$(371)	$(711)

(1)
Includes a loss of $9 million, $0 million, and $0 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are losses of $3 million, $0 million and $0 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to non-derivative net investment hedges. Refer to Note 18. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2018	2017	2016
	(in millions)
Pension and postretirement plans:
Actuarial loss	$(24)	$(26)	$(6)	Other expense (1)
	(24)	(26)	(6)	Income before income taxes
	5	5	1	Income tax expense
	(19)	(21)	(5)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(19)	$(21)	$(5)	Net income attributable to Delphi Technologies

Total reclassifications for the year	$(19)	$(21)	$(5)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 12. Pension Benefits for additional details).

18. DERIVATIVES AND HEDGING ACTIVITIES
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
In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt.
Prior to the Separation, the Former Parent centrally managed its exposure to fluctuations in currency exchange rates and certain commodity prices by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures were managed in accordance with the policies and procedures of the Former Parent and accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Due to the Company’s participation in the Former Parent’s hedging program, the Company was allocated a portion of the impact from these activities. Based on the exposure levels related to Delphi Technologies, the Company recorded gains of $16 million and $6 million in cost of sales for the years ended December 31, 2017 and 2016, respectively.
As of December 31, 2018, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan Renminbi	878	RMB	$130
Euro	83	EUR	100
Mexican Peso	901	MXN	50
Singapore Dollar	47	SGD	30
Turkish Lira	103	TRY	20
South Korean Won	5,709	KRW	10
British Pound Sterling	6	GBP	10
As of December 31, 2018, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of December 31, 2018 were approximately $1 million (approximately $1 million, net of tax). Of this total, approximately $3 million of gains are expected to be included in cost of sales and interest expense within the next 12 months and $2 million of losses are expected to be included in interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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
In December 2018, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $400 million. These agreements are designated as net investment hedges and will have a maturity date of September 2022.
Derivatives Not Designated as Hedges
On certain occasions the Company enters into certain foreign currency contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The fair value of derivative financial instruments recorded in the consolidated balance sheet as of December 31, 2018 is shown below. There were no derivative financial instruments outstanding as of December 31, 2017.

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location*	December 31, 2018	Balance Sheet Location*	December 31, 2018	December 31, 2018

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives*	Other current assets	$5	Other current assets	$1	$4
Interest rate swaps	Other long term liabilities	—	Other long-term liabilities	3	(3)

Designated as net investment hedges:
Cross-currency swaps	Other long term liabilities	—	Other long-term liabilities	3	(3)
Total designated as hedges		$5		$7

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$—	Other current assets	$—	—
Total not designated as hedges		$—		$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net liability position as of December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2018 is as follows:

Year Ended December 31, 2018	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$6	$2
Interest rate swaps	(3)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	(3)	—
Total	$—	$2

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(9)
Total		$(9)
The gain or loss recognized into income of designated and not designated derivative instruments were recorded to other net income, interest expense and cost of sales in the consolidated statements of operations for the year ended December 31, 2018.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Fair Value Measurements on a Recurring Basis
Derivative instruments—All derivative instruments are required to be reported on the balance sheet at fair value unless the transactions qualify and are designated as normal purchases or sales. Changes in fair value are reported currently through earnings unless they meet hedge accounting criteria. Delphi Technologies’ derivative exposures are with counterparties with long-term investment grade credit ratings. Delphi Technologies estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency derivative instruments, interest rate swaps and cross-currency swaps are determined using exchange traded prices and rates. Delphi Technologies also considers the risk of non-performance in the estimation of fair value, and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. The non-performance risk adjustment reflects the credit default spread (“CDS”) applied to the foreign currency exposures by counterparty. When Delphi Technologies is in a net derivative asset position, the counterparty CDS rates are applied to the net derivative asset position. When Delphi Technologies is in a net derivative liability position, estimates of peer companies’ CDS rates are applied to the net derivative liability position.
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
As of December 31, 2018, Delphi Technologies was in a net derivative liability position of $2 million, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 18. Derivatives and Hedging Activities for further information regarding derivatives.
As of December 31, 2018 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2018
Foreign currency derivatives	$4	$—	$4	$—
Total	$4	$—	$4	$—
As of December 31, 2018 Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2018
Interest rate swaps	$3	$—	$3	$—
Cross-currency swaps	3	—	3	—
Total	$6	$—	$6	$—

Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of capital leases, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2018 and 2017, total debt was recorded at $1,531 million and $1,535 million, respectively, and had estimated fair values of $1,415 million and $1,566 million, respectively. For all other financial instruments recorded at December 31, 2018 and 2017, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the year ended December 31, 2018, Delphi Technologies recorded non-cash asset impairment charges of $1 million within cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2017, Delphi Technologies recorded non-cash asset impairment charges of $12 million in cost of sales related to declines in the fair values of certain fixed assets. During the year ended December 31, 2016, Delphi Technologies recorded non-cash asset impairment charges of $29 million in cost of sales related to declines in the fair value of certain fixed assets, $25 million of which related to the closure of a European manufacturing site within the Powertrain Systems segment in 2016. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

20. OTHER INCOME, NET
Other income (expense), net included:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Interest income	$8	$4	$—
Components of net periodic benefit cost other than service cost (Note 12)	(6)	(13)	(1)
Other	7	(2)	—
Other income (expense), net	$9	$(11)	$(1)

21. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards (up to 7,500,000 ordinary shares) for long-term compensation to the employees, directors, consultants and advisors of the Company. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, and other share-based awards. The Company has awarded annual long-term grants of RSUs under the PLC LTIP subsequent to the Separation in 2017 and 2018 in order to align management compensation with Delphi's overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
The Company had no share-based compensation plans prior to the Separation; however certain of our employees participated in the Former Parent’s share-based compensation arrangement, the Delphi Automotive PLC Long Term Incentive Plan, as amended and restated effective April 23, 2015 (the “Former Parent Plan”). Grants of RSUs to executives and non-employee directors were made under the Former Parent Plan in each year from 2012 to 2017. As discussed further below, outstanding awards under the Former Parent Plan were adjusted and converted into Delphi Technologies equity awards.
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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2016	251	$74.66
Granted	155	68.35
Vested	(158)	65.91
Forfeited	(28)	74.10
Nonvested, December 31, 2016	220	76.54
Granted	312	63.71
Vested	(183)	44.93
Forfeited	(25)	76.18
Conversion and employee transfers (1)	388
Nonvested, December 31, 2017 (2)	712	37.34
Granted	591	47.56
Vested	(209)	38.79
Forfeited	(415)	48.50
Nonvested, December 31, 2018	679	42.70

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

As of December 31, 2018, there were approximately 61,000 performance-based RSUs, with a weighted average grant date fair value of $33.52, that were vested but not yet distributed.
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $9 million ($9 million, net of tax), $17 million ($14 million, net of tax) and $19 million ($16 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2018, 2017 and 2016, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2018, unrecognized compensation expense on a pretax basis of approximately $15 million is anticipated to be recognized over a weighted average period of approximately 2 years.

22. SEGMENT REPORTING
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
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax benefit (expense), equity income, net of tax, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures), and asset impairments (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Consolidated Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for the Company’s segments for the years ended December 31, 2018, 2017 and 2016, as well as balance sheet data as of December 31, 2018 and 2017.

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Net sales	$4,274	$874	$(290)	$4,858
Depreciation and amortization	$192	$5	$—	$197
Adjusted operating income	$467	$81	$—	$548
Operating income (2)	$368	$66	$—	$434
Equity income	$7	$—	$—	$7
Net income attributable to noncontrolling interest	$21	$1	$—	$22
Capital expenditures	$241	$5	$19	$265

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$4,222	$947	$(320)	$4,849
Depreciation and amortization (3)	$194	$7	$—	$201
Adjusted operating income	$562	$75	$—	$637
Operating income (4)	$392	$54	$—	$446
Equity income	$5	$—	$—	$5
Net income attributable to noncontrolling interest	$34	$—	$—	$34
Capital expenditures	$189	$3	$5	$197

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2016:
Net sales	$3,837	$924	$(275)	$4,486
Depreciation and amortization (5)	$202	$8	$—	$210
Adjusted operating income	$418	$94	$—	$512
Operating income (6)	$239	$81	$—	$320
Net income attributable to noncontrolling interest	$32	$—	$—	$32
Capital expenditures	$169	$2	$—	$171

(1)
Eliminations and Other includes the elimination of inter-segment transactions. Capital expenditures amounts are attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.

(2)
Includes separation costs recorded in 2018 related to one-time incremental expenses associated with becoming a stand-alone publicly-traded company of $61 million for Powertrain Systems and $17 million for Aftermarket.

(3)	Includes asset impairment charges of $12 million within Powertrain Systems.

(4)	Includes charges recorded in 2017 related to costs associated with employee termination benefits and other exit costs of $92 million for Powertrain Systems and $6 million for Aftermarket.

(5)	Includes asset impairment charges of $28 million within Powertrain Systems.

(6)	Includes charges recorded in 2016 related to costs associated with employee termination benefits and other exit costs of $151 million for Powertrain Systems and $10 million for Aftermarket.

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2018:
Investment in affiliates	$44	$—	$—	$44
Goodwill	$—	$7	$—	$7
Total segment assets	$4,829	$1,025	$(1,961)	$3,893
Balance as of December 31, 2017:
Investment in affiliates	$37	$—	$—	$37
Goodwill	$—	$7	$—	$7
Total segment assets	$4,451	$794	$(1,452)	$3,793

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, other acquisition and portfolio project costs (which includes costs incurred to integrate acquired businesses and to plan and execute product portfolio transformation actions, including business and product acquisitions and divestitures) and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$467	$81	$—	$548
Restructuring	(37)	2	—	(35)
Separation costs (1)	(61)	(17)	—	(78)
Asset impairments	(1)	—	—	(1)
Operating income	$368	$66	$—	434
Interest expense				(79)
Other income, net				9
Income before income taxes and equity income				364
Income tax benefit				9
Equity income, net of tax				7
Net income				380
Net income attributable to noncontrolling interest				22
Net income attributable to Delphi Technologies				$358

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$562	$75	$—	$637
Restructuring	(92)	(6)	—	(98)
Separation costs (1)	(66)	(15)	—	(81)
Asset impairments	(12)	—	—	(12)
Operating income	$392	$54	$—	446
Interest expense				(15)
Other expense, net				(11)
Income before income taxes and equity income				420
Income tax expense				(106)
Equity income, net of tax				5
Net income				319
Net income attributable to noncontrolling interest				34
Net income attributable to Delphi Technologies				$285

	Powertrain Systems	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2016:
Adjusted operating income	$418	$94	$—	$512
Restructuring	(151)	(10)	—	(161)
Other acquisition and portfolio project costs	—	(2)	—	(2)
Asset impairments	(28)	(1)	—	(29)
Operating income	$239	$81	$—	320
Interest expense				(1)
Other expense, net				(1)
Income before income taxes and equity income				318
Income tax expense				(50)
Equity income, net of tax				—
Net income				268
Net income attributable to noncontrolling interest				32
Net income attributable to Delphi Technologies				$236

(1)
Prior to December 4, 2017 separation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2018, 2017 and 2016. Net property data is as of December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
North America (2)	$1,367	$314	$1,345	$288	$1,303	$236
Europe (3)	2,142	681	2,030	677	1,995	613
Asia Pacific (4)	1,208	429	1,335	328	1,071	270
South America	141	21	139	23	117	23
Total	$4,858	$1,445	$4,849	$1,316	$4,486	$1,142

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes the Company’s country of domicile, Jersey, and the country of the Company’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $799 million, $733 million, and $674 million in the United Kingdom for the years ended December 31, 2018, 2017 and 2016, respectively. The largest portion of net sales in Europe was in the United Kingdom for all years presented. The Company had net property in the United Kingdom of $152 million, $157 million, and $146 million as of December 31, 2018, 2017 and 2016, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

23. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results for 2018 and 2017.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2018
Net sales	$1,296	$1,232	$1,159	$1,171	$4,858
Cost of sales	1,046	991	965	959	3,961
Gross profit	$250	$241	$194	$212	$897
Operating income	$138	$122	$81	$93	434
Net income	105	90	43	$142	380
Net income attributable to noncontrolling interest	7	4	4	$7	22
Net income attributable to Delphi Technologies (1)	$98	$86	$39	$135	$358
Basic net income per share attributable to Delphi Technologies (2)	$1.10	$0.97	$0.44	$1.53	$4.04
Weighted average number of basic shares outstanding	88.71	88.78	88.74	88.49	88.68
Diluted net income per share attributable to Delphi Technologies (2)	$1.10	$0.97	$0.44	$1.52	$4.03
Weighted average number of diluted shares outstanding	88.92	89.05	88.97	88.63	88.89

2017
Net sales	$1,168	$1,187	$1,205	$1,289	$4,849
Cost of sales (3)	926	947	976	1,032	3,881
Gross profit	$242	$240	$229	$257	$968
Operating income (4)	$148	$79	$113	$106	$446
Net income	111	56	87	65	319
Net income attributable to noncontrolling interest	8	8	9	9	34
Net income attributable to Delphi Technologies	$103	$48	$78	$56	$285
Basic net income per share attributable to Delphi Technologies (2)	$1.16	$0.54	$0.88	$0.63	$3.22
Weighted average number of basic shares outstanding (5)	88.61	88.61	88.61	88.61	88.61
Diluted net income per share attributable to Delphi Technologies (2)	$1.16	$0.54	$0.88	$0.63	$3.21
Weighted average number of diluted shares outstanding (5)	88.61	88.61	88.61	88.79	88.66

(1)
In the fourth quarter of 2018, as a result of the release of valuation allowances in France and the recording of a valuation allowance in Luxembourg, the Company recorded a net income tax benefit of $78 million.

(2)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)
In the first quarter of 2017, as a result of a commercial agreement entered into for the reimbursement of previously incurred development costs, the Company recorded a reduction of $13 million to cost of sales during the three months ended March 31, 2017.

(4)
In the second quarter of 2017, the Company recorded restructuring charges totaling $66 million, which includes employee-related and other costs, $53 million of which related to the closure of a European manufacturing site.

(5)	Net income per share for periods prior to the Distribution Date were calculated using the number of shares that were distributed to Former Parent shareholders upon the Separation (88,613,262 shares).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2018. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018 which is included herein.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Delphi Technologies PLC

Opinion on Internal Control over Financial Reporting
We have audited Delphi Technologies PLC’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delphi Technologies PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delphi Technologies PLC as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
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
February 21, 2019

ITEM 9B. OTHER INFORMATION
None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K.
(1) Financial Statements:
(2) Financial Statement Schedule:
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Activity	Balance at End of Period
	(in millions)
December 31, 2018
Allowance for doubtful accounts	$16	$5	$(2)	$(1)	$18
Tax valuation allowance (a)	$196	$71	$(144)	$1	$124
December 31, 2017:
Allowance for doubtful accounts	$9	$8	$(1)	$—	$16
Tax valuation allowance (a)(b)	$70	$20	$(12)	$118	$196
December 31, 2016:
Allowance for doubtful accounts	$8	$2	$(1)	$—	$9
Tax valuation allowance (a)	$77	$—	$(4)	$(3)	$70

(a)	Additions Charged to Costs and Expenses are primarily related to taxable losses for which the tax benefit has been reserved.

(b)	Other Activity primarily represents the transfer of certain deferred tax assets and the related valuation allowance from the Former Parent as a result of the Separation.
The other schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits: (including those incorporated by reference)

Exhibit Number	Description
2.1
Separation and Distribution Agreement dated November 15, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

3.1	Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, as filed on December 1, 2017, File. No. 333-221861)
4.1
Senior Notes Indenture, dated as of September  28, 2017, among Delphi Jersey Holdings plc (renamed Delphi Technologies PLC), the guarantors named therein, U.S. Bank National Association as Trustee, and U.S. Bank National Association as Registrar, Paying Agent and Authenticating Agent (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

4.2
Supplemental Indenture, dated December 4, 2017, by and between Delphi Technologies PLC, the Guaranteeing Parties (as defined in the Supplemental Indenture) and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed on December 8, 2017, File No. 001-38110)

10.1
Credit Agreement, dated as of September  7, 2017, among Delphi Jersey Holdings plc (renamed Delphi Technologies PLC), Delphi Powertrain Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

10.2
Contract of Employment, dated as of December 6, 2017, between the Company and Mr. Liam Butterworth (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

+10.3
Offer letter for Vivid Sehgal, dated September  19, 2017 (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

+10.4
Offer letter for James Harrington, dated September  1, 2017 (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed on October 16, 2017, File No. 001-38110)

+10.5
Contract of Employment, dated December 6, 2017, between the Company and Mr. Mike Clarke (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

+10.6	Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)
+10.7	Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)
+10.8	Leadership Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)
+10.9	Executive Severance Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)
+10.10	Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)
+10.11
Form of Performance-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.12
Form of Performance-Based RSU Award for founders grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.13
Form of Time-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.14
Form of Time-Based RSU Award for founders grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

+10.15
Form of Time-Based RSU Award for new hires pursuant to the Delphi Technologies PLC Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed on January 30, 2018, File No. 001-38110)

10.16
Transition Services Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

10.17
Employee Matters Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

10.18
Form of Contract Manufacturing Services Agreement, dated December 4, 2017, between certain subsidiaries of Aptiv PLC (fka Delphi Automotive PLC) and certain subsidiaries of Delphi Technologies PLC (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

10.19
Tax Matters Agreement dated December 4, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

+10.20
Form of  Non-Employee Director RSU Award Agreement for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended June 30, 2012, File No. 001-35346)

+10.21
Form of Officer Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.22
Form of Officer Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2016, File No. 001-35346)

+10.23
Form of Officer Time-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.24
Form of Continuity Performance-Based RSU Award for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

+10.25
Form of Continuity Time-Based RSU for Converted Awards, subject to the Conversion Adjustments (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Aptiv PLC for the quarter ended March 31, 2015, File No. 001-35346)

*+10.26	Conversion Adjustments
+10.27	Form of Non-Employee Director RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 9, 2018, File No. 001-38110)
+10.28	Offer Letter for Hari N. Nair, dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 8, 2018, File No. 001-38110)
+10.29
Retention Agreement, dated November 7, 2018 between the Company and Vivid Sehgal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on November 8, 2018, File No. 001-38110)

*+10.30	Contract of Employment, dated December 22, 2018, between the Company and Richard F. Dauch
*21.1	Subsidiaries of the Registrant
*23.1	Consent of Ernst & Young LLP
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
*101.INS	XBRL Instance Document#
*101.SCH	XBRL Taxonomy Extension Schema Document#
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document#
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 21, 2019, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Richard F. Dauch	Chief Executive Officer (Principal Executive Officer)
Richard F. Dauch

/s/ Vivid Sehgal	Chief Financial Officer (Principal Financial Officer)
Vivid Sehgal

/s/ Jeffrey M. Sesplankis	Chief Accounting Officer (Principal Accounting Officer)
Jeffrey M. Sesplankis

/s/ Timothy M. Manganello	Chairman of the Board of Directors
Timothy M. Manganello

/s/ Robin J. Adams	Director
Robin J. Adams

/s/ Joseph S. Cantie	Director
Joseph S. Cantie

/s/ Nelda J. Connors	Director
Nelda J. Connors

/s/ Gary L. Cowger	Director
Gary L. Cowger

/s/ David S. Haffner	Director
David S. Haffner

/s/ Helmut Leube	Director
Helmut Leube

/s/ Hari N. Nair	Director
Hari N. Nair

/s/ MaryAnn Wright	Director
MaryAnn Wright