Form 10-Q
period 2019-03-31
Delphi Technologies PLC
filed 2019-05-02
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number: 001-38110
____________________________________________________________________________________________
DELPHI TECHNOLOGIES PLC
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Jersey	98-1367514
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Angel Court
10th Floor
London, EC2R 7HJ
United Kingdom
(Address of principal executive offices)
011-44-020-305-74300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐.  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Ordinary shares. $0.01 par value per share	DLPH	New York Stock Exchange
The number of the registrant’s ordinary shares outstanding as of April 26, 2019, was 87,957,223.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions, except per share amounts)
Net sales	$1,151	$1,296
Operating expenses:
Cost of sales	983	1,046
Selling, general and administrative	104	97
Amortization	6	4
Restructuring (Note 8)	3	11
Total operating expenses	1,096	1,158
Operating income	55	138
Interest expense	(18)	(20)
Other (expense) income, net (Note 18)	(12)	6
Income before income taxes and equity income	25	124
Income tax expense	(8)	(22)
Income before equity income	17	102
Equity income, net of tax	2	3
Net income	19	105
Net income attributable to noncontrolling interest	3	7
Net income attributable to Delphi Technologies	$16	$98

Net income per share attributable to Delphi Technologies:
Basic	$0.18	$1.10
Diluted	$0.18	$1.10

Weighted average ordinary shares outstanding:
Basic	88.45	88.71
Diluted	88.55	88.92

Cash dividends declared per share	$—	$0.17
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions)
Net income	$19	$105
Other comprehensive income:
Currency translation adjustments	9	31
Net change in unrecognized gain on derivative instruments, net of tax (Note 16)	16	(1)
Employee benefit plans adjustment, net of tax	34	(8)
Other comprehensive income	59	22
Comprehensive income	78	127
Comprehensive income attributable to noncontrolling interests	4	9
Comprehensive income attributable to Delphi Technologies	$74	$118
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$217	$359
Restricted cash	1	1
Accounts receivable, net	914	878
Inventories, net (Note 3)	549	521
Other current assets (Note 4)	182	172
Total current assets	1,863	1,931
Long-term assets:
Property, net	1,469	1,445
Investments in affiliates	45	44
Intangible assets and goodwill, net (Note 2)	71	76
Other long-term assets (Note 4)	509	397
Total long-term assets	2,094	1,962
Total assets	$3,957	$3,893
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$44	$43
Accounts payable	840	906
Accrued liabilities (Note 5)	442	428
Total current liabilities	1,326	1,377
Long-term liabilities:
Long-term debt (Note 9)	1,479	1,488
Pension and other postretirement benefit obligations (Note 10)	437	467
Other long-term liabilities (Note 5)	219	123
Total long-term liabilities	2,135	2,078
Total liabilities	3,461	3,455
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 87,985,653 and 88,491,963 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	406	407
Retained earnings	301	296
Accumulated other comprehensive loss (Note 15)	(354)	(412)
Total Delphi Technologies shareholders’ equity	354	292
Noncontrolling interest	142	146
Total shareholders’ equity	496	438
Total liabilities and shareholders’ equity	$3,957	$3,893
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$19	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47	46
Amortization	6	4
Amortization of deferred debt issuance costs	1	1
Restructuring expense, net of cash paid	(6)	(7)
Deferred income taxes	(3)	2
Pension and other postretirement benefit expenses	21	11
Income from equity method investments, net of dividends received	(2)	(3)
Share-based compensation	4	5
Changes in operating assets and liabilities:
Accounts receivable, net	(36)	(23)
Inventories	(28)	(1)
Other assets	6	(9)
Accounts payable	(6)	(74)
Accrued and other long-term liabilities	1	24
Other, net	11	5
Pension contributions	(14)	(11)
Net cash provided by operating activities	21	75
Cash flows from investing activities:
Capital expenditures	(131)	(66)
Proceeds from sale of property	2	1
Cost of technology investments	—	(7)
Settlement of undesignated derivatives	(2)	—
Net cash used in investing activities	(131)	(72)
Cash flows from financing activities:
Net repayments under short-term debt agreements	—	(1)
Repayments under long-term debt agreements	(9)	(5)
Dividend payments of consolidated affiliates to minority shareholders	(8)	(10)
Distribution of cash dividends	—	(15)
Taxes withheld and paid on employees’ restricted share awards	(1)	(2)
Repurchase of ordinary shares	(14)	—
Net cash used in financing activities	(32)	(33)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	8
Decrease in cash, cash equivalents and restricted cash	(142)	(22)
Cash, cash equivalents and restricted cash at beginning of the period	360	339
Cash, cash equivalents and restricted cash at end of the period	$218	$317
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2018	89	$1	$407	$296	$(412)	$292	$146	$438
Net income	—	—	—	16	—	16	3	19
Other comprehensive income	—	—	—	—	58	58	1	59
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2019	88	$1	$406	$301	$(354)	$354	$142	$496

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2017	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	98	—	98	7	105
Other comprehensive income	—	—	—	—	20	20	2	22
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Separation related adjustments	—	—	(32)	—	—	(32)	—	(32)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance as of March 31, 2018	89	$1	$399	$90	$(351)	$139	$163	$302
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Aptiv PLC, formerly known as Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent’s shareholders of 100% of the outstanding ordinary shares of Delphi Technologies PLC (the “Separation”). References hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC and include the results of the Former Parent’s Powertrain Systems segment.
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. All adjustments, consisting of normal recurring items, which are necessary for a fair presentation, have been included. The unaudited consolidated financial statements and notes thereto included in this report should be read in conjunction with Delphi Technologies 2018 Annual Report on Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements as of and for the three months ended March 31, 2019 include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated.
Delphi Technologies’ share of the earnings or losses of Delphi-TVS Diesel Systems Ltd (of which Delphi Technologies owns approximately 50%), a non-controlled affiliate located in India over which the Company exercises significant influence, is included in the consolidated operating results of Delphi Technologies using the equity method of accounting.
Delphi Technologies holds a $21 million investment in Tula Technology, Inc. (“Tula”), an engine control software company, over which the Company does not exert significant influence.
During the three months ended March 31, 2018, Delphi Technologies made a $7 million investment in PolyCharge America, Inc. (“PolyCharge”), a start-up established to commercialize a new capacitor technology, over which the Company does not exert significant influence.
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the three months ended March 31, 2019 or 2018. These investments are classified within other long-term assets in the consolidated balance sheets.

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
Revenue recognition—The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs with the transfer of control of our production parts or aftermarket parts. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Sales incentives and allowances (including returns) are recognized as a reduction to revenue at the time of the related sale. The Company estimates the allowances based on an analysis of historical experience. Taxes assessed by a governmental authority collected by the Company concurrent with a specific revenue-producing transaction are excluded from net sales. Shipping and handling fees billed to customers are included in net sales, while costs of shipping and handling are included in cost of sales.
The Aftermarket segment provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of March 31, 2019 and December 31, 2018, the Company had return assets of $6 million and $7 million, respectively, included in other current assets. Refer to Note 12. Revenue and Note 4. Assets for additional information.
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
Leases—The Company accounts for leases in accordance with FASB ASC Topic 842, Leases (“ASC 842”), which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, with the exception of short-term leases. The lease liability and right-of-use asset are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. For leases that meet the definition of a short-term lease, the Company has elected to apply the short-term lease exemption, and accordingly, they are not recorded on the balance sheet. The Company has elected the practical expedients in ASC 842 related to not separating lease and nonlease components of contracts, both when the Company is a lessee and lessor.
The Company uses an estimated incremental borrowing rate, which is derived from information available at lease commencement, in determining the present value of lease payments. When calculating the incremental borrowing rates, the Company gives consideration to the applicable margin based on our corporate credit ratings, as defined by the Credit

Agreement, as well as publicly available data by country for instruments with similar characteristics. Refer to Note. 6 Leases for additional information.
Intangible assets—Intangible assets were $64 million and $69 million as of March 31, 2019 and December 31, 2018, respectively. The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Amortization expense was $7 million and $5 million for the three months ended March 31, 2019 and 2018, respectively, of which $1 million and $1 million were recorded as a reduction to sales, respectively. During the three months ended March 31, 2019, amortization expense included $3 million of impairment.
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
There were no indicators of potential goodwill impairment during the three months ended March 31, 2019. Goodwill was $7 million and $7 million as of March 31, 2019 and December 31, 2018, respectively.
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
Recently adopted accounting pronouncements—Delphi Technologies adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), in the first quarter of 2019 using the optional modified retrospective transition method and did not recast the comparative periods. This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, with the exception of short-term leases. Delphi Technologies elected the package of practical expedients, related to existing leases at the time of adoption, that allowed the Company to carry forward the accounting assessments for: i) whether contracts are or contain leases, ii) the lease classification and iii) the initial direct costs. Delphi Technologies also elected the practical expedient related to existing land easements, that allowed the Company to carry forward the accounting treatment for land easements in existing agreements.
The adoption of this guidance resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $118 million and $120 million, respectively, on the Company’s consolidated balance sheet as of March 31, 2019. The adoption did not have a material impact on its consolidated statements of operations or cash flows. Refer to Note 6. Leases for additional information.
Delphi Technologies adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting in the first quarter of 2019. This guidance expands the scope of ASC Topic 718, which currently only includes share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.
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

3. INVENTORIES, NET
Inventories, net are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value, including direct material costs and direct and indirect manufacturing costs. A summary of inventories is shown below:

	March 31, 2019	December 31, 2018

	(in millions)
Productive material	$246	$250
Work-in-process	46	36
Finished goods	257	235
Total	$549	$521

4. ASSETS
Other current assets consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$101	$98
Reimbursable engineering costs	26	17
Income and other taxes receivable	16	16
Prepaid insurance and other expenses	14	14
Notes receivable	13	15
Return assets (Note 2)	6	7
Derivative financial instruments (Note 16)	4	4
Other	2	1
Total	$182	$172

Other long-term assets consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Deferred income taxes, net	$275	$280
Operating lease assets (Note 6)	118	—
Income and other taxes receivable	36	53
Investment in Tula (Note 2)	21	21
Derivative financial instruments (Note 16)	10	—
Investment in PolyCharge (Note 2)	7	7
Debt issuance costs	3	3
Reimbursable engineering costs	2	—
Other	37	33
Total	$509	$397

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Income and other taxes payable	$61	$63
Warranty obligations (Note 7)	59	68
Payroll-related obligations	51	45
Restructuring (Note 8)	40	46
Deferred reimbursable engineering	32	31
Accrued rebates	30	29
Freight	22	20
Accrued interest	21	12
Operating lease liabilities (Note 6)	19	—
Outside services	14	13
Employee benefits	12	16
Deferred cost reimbursement	7	5
Customer deposits	5	5
Other	69	75
Total	$442	$428

Other long-term liabilities consisted of the following:

	March 31, 2019	December 31, 2018

	(in millions)
Operating lease liabilities (Note 6)	$101	$—
Accrued income taxes	46	46
Warranty obligations (Note 7)	32	28
Restructuring (Note 8)	20	19
Deferred income taxes, net	13	14
Derivative financial instruments (Note 16)	—	6
Environmental (Note 11)	2	2
Other	5	8
Total	$219	$123

6. LEASES
On January 1, 2019, Delphi Technologies adopted ASC Topic 842, Leases, which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for leases, with the exception of short-term leases. The Company leases real estate (including manufacturing sites and technical centers), office equipment, automobiles, forklifts and certain other equipment under finance and operating leases. As of March 31, 2019, the remaining lease terms range from 1 year to 10 years. Many of the Company’s leases include rent escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments and lease term, as appropriate. During the three months ended March 31, 2019, the Company obtained $2 million and less than $1 million of lease assets in exchange for new operating and finance lease liabilities, respectively.
The Company is a lessor for certain owned real estate. Rental income for these leases is included within other income, net and was not material for the three months ended March 31, 2019.

The table below presents supplemental balance sheet information related to leases as of March 31, 2019:

		March 31, 2019

		(in millions)
Assets	Balance Sheet Location
Operating lease assets	Other long-term assets (Note 4)	$118
Finance lease assets	Property, net	14
	Total lease assets	$132

Liabilities
Current
Operating leases	Accrued liabilities (Note 5)	$19
Finance leases	Short-term debt (Note 9)	2
Long-term
Operating leases	Other long-term liabilities (Note 5)	101
Finance leases	Long-term debt (Note 9)	12
	Total lease liabilities	$134

The table below presents the components of lease costs for the three months ended March 31, 2019:

Three Months Ended March 31, 2019

(in millions)
Finance lease cost - amortization of lease assets (1)	$1
Operating lease cost (2)	8
Total lease cost	$9

(1)	Includes interest on finance lease liabilities, which was not material.

(2)	Includes short-term leases and variable lease costs, which were not material.
The table below presents the weighted-average remaining lease term and discount rate as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	6.95
Finance leases	8.97
Weighted-average discount rate:
Operating leases	6.58%
Finance leases	4.12%

The table below presents supplemental cash flow information related to leases during the three months ended March 31, 2019:

Three Months Ended March 31, 2019

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$7

(1)	Operating and financing cash flows for finance leases were not material for the three months ended March 31, 2019.

The table below reconciles the undiscounted future minimum lease payments to the lease liabilities recorded on the balance sheet as of March 31, 2019:

	Operating Leases	Finance Leases	Total

	(in millions)
Remainder of 2019	$19	$2	$21
2020	25	2	27
2021	23	2	25
2022	19	2	21
2023	14	1	15
Thereafter	51	9	60
Total future minimum lease payments	151	18	169
Less: amount of lease payments representing interest	(31)	(4)	(35)
Total lease liabilities	$120	$14	$134

As of March 31, 2019, the Company has additional leases that have not yet commenced totaling $17 million of undiscounted future minimum lease payments. These leases will commence in 2019 with lease terms of 1 year to 11 years.

7. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates and the related warranty reserves are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of March 31, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2019 to be $0 million to $10 million.
The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2019:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$96
Provision for estimated warranties incurred during the period	9
Changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(15)
Foreign currency translation and other	—
Accrual balance at end of period	$91

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $3 million during the three months ended March 31, 2019. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $11 million during the three months ended March 31, 2018, of which $8 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and $1 million was recognized for programs implemented to reduce global overhead costs.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $9 million and $18 million in the three months ended March 31, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2019 and 2018 by operating segment:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Powertrain Systems	$3	$11
Aftermarket	—	—
Total	$3	$11

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at December 31, 2018	$64	$1	$65
Provision for estimated expenses incurred during the period	3	—	3
Payments made during the period	(9)	—	(9)
Foreign currency and other	1	—	1
Accrual balance at March 31, 2019	$59	$1	$60

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $4 and $4 unamortized issuance costs)	$718	$727
$800 million Senior Notes at 5.00%, due 2025 (net of $11 and $12 unamortized issuance costs and $3 and $3 discount, respectively)	786	785
Finance lease liabilities and other	19	19
Total debt	1,523	1,531
Less: current portion	(44)	(43)
Long-term debt	$1,479	$1,488

Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan

Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of March 31, 2019, there were no amounts drawn on the Revolving Credit Facility.
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

	March 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%

The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of March 31, 2019, are detailed below:

		Borrowings as of
		March 31, 2019	Rate effective as of
	Applicable Rate	(in millions)	March 31, 2019
Term Loan A Facility	LIBOR plus 1.75%	$722	4.25%

In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt. In addition to these agreements, as a means of managing foreign currency risk related to our significant operations in Europe, in December 2018 and March 2019, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $600 million. These agreements are designated as net investment hedges and will have a maturity date of September 2022. See Note 16. Derivatives and Hedging Activities for additional information on our interest rate swaps.
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of March 31, 2019.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of March 31, 2019.
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
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of March 31, 2019.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2019 and 2018, $31 million and $20 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million were recognized within interest expense, respectively.
In addition, during the three months ended March 31, 2019, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $21 million from other long-term assets in the consolidated balance sheet as of March 31, 2019, as a result of these transactions. During the three months ended March 31, 2019, less than $1 million of expenses were recognized within interest expense related to this transaction.
Finance leases—There were approximately $14 million and $14 million of finance lease obligations outstanding as of March 31, 2019 and December 31, 2018, respectively.
Interest—Cash paid for interest related to debt outstanding totaled $8 million and $9 million, for the three months ended March 31, 2019 and 2018, respectively.

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
Effective March 31, 2019, the Company has frozen future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the three months ended March 31, 2019, related to curtailing the defined benefit pension plans in the U.K. The Company also recognized a charge of $7 million in the three months ended March 31, 2019, related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Service cost	$7	$10
Interest cost	9	9
Expected return on plan assets	(14)	(14)
Curtailment loss	15	—
Amortization of actuarial losses	4	6
Net periodic benefit cost	$21	$11

Other postretirement benefit obligations were $1 million and $1 million at March 31, 2019 and December 31, 2018, respectively.

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

Brazil Matters
Delphi Technologies conducts business operations in Brazil that are subject to the Brazilian federal labor, social security, environmental, tax and customs laws, as well as a variety of state and local laws. These laws are complex, subject to varying interpretations, and the Company is often engaged in litigation regarding the application of these laws to particular circumstances. As of March 31, 2019, the majority of claims asserted against Delphi Technologies in Brazil relate to such litigation. The remaining claims in Brazil relate to commercial and labor litigation with private parties. As of March 31, 2019, claims totaling approximately $14 million (using March 31, 2019 foreign currency rates) have been asserted against Delphi Technologies in Brazil. As of March 31, 2019, the Company maintains accruals for these asserted claims of $3 million (using March 31, 2019 foreign currency rates). The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company’s analyses and assessment of the asserted claims and prior experience with similar matters. While the Company believes its accruals are adequate, the final amounts required to resolve these matters could differ materially from the Company’s recorded estimates and Delphi Technologies’ results of operations could be materially affected. The Company estimates the reasonably possible loss in excess of the amounts accrued related to these claims to be zero to $11 million.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of March 31, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities) and $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities), respectively. Delphi Technologies cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental remediation costs and liabilities will not exceed the amount of its current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, Delphi Technologies’ results of operations could be materially affected. At March 31, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended March 31,
	2019	2018
	(in millions)
North America	$338	$356
Europe	542	566
Asia Pacific	236	339
South America	35	35
Total	$1,151	$1,296

In the following table, net sales is disaggregated by major product group and sales channels:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Internal Combustion Engine Products	$721	$795
Electronics & Electrification	237	284
Independent Aftermarket	141	155
Original Equipment Service	52	62
Total	$1,151	$1,296

Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of March 31, 2019, the recognition of revenue over time resulted in approximately $1 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of March 31, 2019, as defined by ASC 606.
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
The Company’s income tax expense and effective tax rate for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018

	(dollars in millions)
Income tax expense	$8	$22
Effective tax rate	32%	18%

The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended March 31, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three months ended March 31, 2019 includes net discrete tax benefit of $1 million. The effective tax rate for the three months ended March 31, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $12 million and $21 million for the three months ended March 31, 2019 and 2018 respectively.

14. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted average number of ordinary shares outstanding. For all periods presented the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 19. Share-Based Compensation for additional information.

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$16	$98
Denominator:
Weighted average ordinary shares outstanding, basic	88.45	88.71
Dilutive shares related to restricted stock units (“RSUs”)	0.10	0.21
Weighted average ordinary shares outstanding, including dilutive shares	88.55	88.92

Net income per share attributable to Delphi Technologies:
Basic	$0.18	$1.10
Diluted	$0.18	$1.10
Anti-dilutive securities share impact	—	—

Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. This authorization was replaced by a new $200 million share repurchase program in January 2019 which was approved by the Board of Directors. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Repurchases under this program will be funded from one or a combination of future free cash flow and existing cash balances. The program is expected to be completed by December 31, 2021.
A summary of the ordinary shares repurchased during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Total number of shares repurchased	737,917	—
Average price paid per share	$20.33	$—
Total (in millions)	$15	$—

All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three months ended March 31, 2019 and 2018 are shown below.

	Three Months Ended March 31,
	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(165)	$(85)
Aggregate adjustment for the period (1)	8	29
Balance at end of period	(157)	(56)

Gains (losses) on derivatives:
Balance at beginning of period	(2)	—
Other comprehensive income before reclassifications (net tax effect of $0 and $0)	18	(1)
Reclassification to income (net tax effect of $0 and $0)	(2)	—
Balance at end of period	14	(1)

Pension and postretirement plans:
Balance at beginning of period	(245)	(286)
Other comprehensive income before reclassifications (net tax effect of $2 and $2)	19	(13)
Reclassification to income (net tax effect of $4 and $1)	15	5
Balance at end of period	(211)	(294)

Accumulated other comprehensive loss, end of period	$(354)	$(351)

(1)
Includes a loss of $3 million and a gain of $7 million, for the three months ended March 31, 2019, and 2018, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are gains of $4 million and losses of less than $1 million for the three months ended March 31, 2019, and 2018, respectively, related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2019	2018

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(4)	$(6)	Other (expense) income, net (1)
Curtailment	(15)	—	Other (expense) income, net (1)
	(19)	(6)	Income before income taxes
	4	1	Income tax expense
	(15)	(5)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(15)	$(5)	Net income attributable to Delphi Technologies

Total reclassifications for the period	$(15)	$(5)

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

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
As of March 31, 2019, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Euro	140	EUR	$160
Chinese Yuan Renminbi	839	RMB	120
Mexican Peso	860	MXN	40
Singapore Dollar	45	SGD	30
Turkish Lira	118	TRY	20
Polish Zloty	57	PLN	10

As of March 31, 2019, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net gains on cash flow hedges included in accumulated OCI as of March 31, 2019 were approximately $1 million (approximately $1 million, net of tax). Of this total, approximately $3 million of gains are expected to be included in cost of sales and interest expense within the next 12 months and $2 million of losses are expected to be included in cost of sales and interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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
In December 2018 and March 2019, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $600 million. These agreements are designated as net investment hedges and have a maturity date of September 2022.
Derivatives Not Designated as Hedges
On certain occasions the Company enters into certain foreign currency contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.
Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of derivative instruments recorded in the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location*	March 31, 2019	Balance Sheet Location*	March 31, 2019	March 31, 2019

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives	Other current assets	$5	Other current assets	$1	$4
Foreign currency derivatives	Other long-term assets	1	Other long-term assets	1	—
Interest rate swaps	Other long-term assets	—	Other long-term assets	3	(3)

Designated as net investment hedges:
Cross-currency swaps	Other long-term assets	13	Other long-term assets	—	13
Total designated as hedges		$19		$5

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$—	Other current assets	$—	—
Total not designated as hedges		$—		$—

	Asset Derivatives		Liability Derivatives		Net Amounts of Assets and (Liabilities) Presented in the Balance Sheet
	Balance Sheet Location*	December 31, 2018	Balance Sheet Location*	December 31, 2018	December 31, 2018

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives	Other current assets	$5	Other current assets	$1	$4
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	3	(3)

Designated as net investment hedges:
Cross-currency swaps	Other long-term liabilities	—	Other long-term liabilities	3	(3)
Total designated as hedges		$5		$7

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$—	Other current assets	$—	—
Total not designated as hedges		$—		$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of March 31, 2019 and December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2019 and 2018 is as follows:

Three Months Ended March 31, 2019	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$2	$2
Derivatives designated as net investment hedges:
Cross-currency swaps	16	—
Total	$18	$2

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(2)
Total		$(2)

Three Months Ended March 31, 2018	Loss Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$(1)	$—
Total	$(1)	$—

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(4)
Total		$(4)
The gain or loss recognized into income of designated and not designated derivative instruments were recorded to other income, net and cost of sales in the consolidated statements of operations for the three months ended March 31, 2019 and 2018.

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
As of March 31, 2019 Delphi Technologies was in a net derivative asset position of $14 million. As of December 31, 2018 Delphi Technologies was in a net derivative liability position of $2 million. No significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of March 31, 2019 and December 31, 2018 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2019:
Foreign currency derivatives	$4	$—	$4	$—
Interest rate swaps*	(3)	—	(3)	—
Cross-currency swaps*	13	—	13	—
Total	$14	$—	$14	$—
As of December 31, 2018:
Foreign currency derivatives	$4	$—	$4	$—
Total	$4	$—	$4	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
As of December 31, 2018 Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis (there were no derivative liabilities as of March 31, 2019):

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2018:
Interest rate swaps*	$3	$—	$3	$—
Cross-currency swaps*	3	—	3	—
Total	$6	$—	$6	$—

* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of finance lease liabilities, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2019 and December 31, 2018, total debt was recorded at $1,523 million and $1,531 million, respectively, and had estimated fair values of $1,443 million and $1,415 million, respectively. For all other financial instruments recorded at March 31, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2019 and 2018, Delphi Technologies recorded non-cash asset impairment charges totaling $3 million and less than $1 million, respectively, within cost of sales related to declines in the fair values of certain intangible assets and fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other (expense) income, net included:

	Three Months Ended March 31,
	2019	2018

	(in millions)
Interest income	$2	$1
Components of net periodic benefit cost other than service cost (Note 10)	(14)	(1)
Other, net	—	6
Other (expense) income, net	$(12)	$6

19. SHARE-BASED COMPENSATION
Long Term Incentive Plan
The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards (up to 7,500,000 ordinary shares) for long-term compensation to the employees, directors, consultants and advisors of the Company. The awards can be in the form of shares, options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards, and other share-based awards. The Company has awarded annual long-term grants of RSUs under the PLC LTIP in order to align management compensation with Delphi Technologies’ overall business strategy. The Company has competitive and market-appropriate ownership requirements. All of the RSUs granted under the PLC LTIP are eligible to receive dividend equivalents for any dividend paid from the grant date through the vesting date. Dividend equivalents are generally paid out in ordinary shares upon vesting of the underlying RSUs.
The Company had no share-based compensation plans prior to the Separation; however certain of our employees participated in the Former Parent’s share-based compensation arrangement. In connection with the Separation, outstanding equity awards to executives and non-employee directors under the Former Parent Plan were adjusted and converted into Delphi Technologies equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Separation. Accordingly, the number of RSUs underlying each unvested award outstanding as of the date of the Separation was multiplied by a factor of 2.02, which resulted in no increase in the intrinsic value of awards outstanding. The RSUs continue to vest in accordance with their original vesting period. These adjustments to the Company’s share-based compensation awards did not result in additional compensation expense.

Board of Director Awards
On April 26, 2018, Delphi Technologies granted 34,756 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 26, 2018. The RSUs vested on April 24, 2019, and 33,944 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors at a fair value of approximately $1 million.

On April 25, 2019, Delphi Technologies granted 70,924 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company's ordinary shares on April 25, 2019. The RSUs will vest on April 22, 2020, the day before the 2020 annual meeting of shareholders.

Executive Awards
The executive RSU awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 33% of the awards for the Company’s senior management and 50% for other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 67% of the awards for the Company’s senior management and 50% for other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2019 Grant	2018 Grant	2016 - 2017 Former Parent Grants
Average return on invested capital (1)	50%	N/A	N/A
Average return on net assets (2)	N/A	50%	50%
Cumulative net income	N/A	25%	25%
Relative total shareholder return (3)	50%	25%	25%

(1)
Average return on invested capital is measured by the Company’s tax-affected operating income divided by average net pension liabilities plus average debt plus average total equity (excluding noncontrolling interest) minus average cash and cash equivalents for each calendar year during the respective performance period.

(2)
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

The details of the executive grant are as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2019	1.0	$27	Annually on the anniversary grant date, 2020-2022	December 31, 2021
February 2018	0.3	$16	Annually on the anniversary grant date, 2019-2021	December 31, 2020

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

A summary RSU of activity, including award grants, vesting and forfeitures for Delphi Technologies employees is provided below. All prior period award amounts disclosed within the following table were converted in accordance with the factor related to the conversion of the awards following the Separation as described above.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	679	$42.70
Granted	1,063	25.15
Vested	(137)	41.96
Forfeited	(4)	44.09
Nonvested, March 31, 2019	1,601	36.90

During the three months ended March 31, 2019, the Company entered into an individual one-time award of non-qualified stock options to purchase ordinary shares of the Company, which options had a grant date fair value of $3 million based on a contemporaneous valuation performed by an independent valuation specialist. The options become exercisable in equal parts annually over a 5-year period commencing on the first anniversary of the grant. The options will be exercisable, subject to vesting, for a period of 10 years after the grant date.
Share-based compensation expense recorded within the consolidated statement of operations was $4 million ($4 million, net of tax) and $5 million ($5 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2019 and 2018, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2019, unrecognized compensation expense on a pretax basis of approximately $37 million is anticipated to be recognized over a weighted average period of approximately 2 years.

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
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income, net of tax, restructuring, separation costs, asset impairments and pension charges (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Consolidated Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted

Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for the Company’s segments for the three months ended March 31, 2019 and 2018.

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Net sales	$1,020	$193	$(62)	$1,151
Depreciation & amortization	$52	$1	$—	$53
Adjusted operating income	$76	$11	$—	$87
Operating income	$47	$8	$—	$55
Equity income, net of tax	$2	$—	$—	$2
Net income attributable to noncontrolling interest	$3	$—	$—	$3

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Net sales	$1,153	$217	$(74)	$1,296
Depreciation & amortization	$49	$1	$—	$50
Adjusted operating income	$142	$17	$—	$159
Operating income	$123	$15	$—	$138
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$7	$—	$—	$7

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three months ended March 31, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$76	$11	$—	$87
Restructuring	(3)	—	—	(3)
Separation costs (1)	(16)	(2)	—	(18)
Asset impairments	(3)	—	—	(3)
Pension charges (2)	(7)	(1)	—	(8)
Operating income	$47	$8	$—	55
Interest expense				(18)
Other expense, net				(12)
Income before income taxes and equity income				25
Income tax expense				(8)
Equity income, net of tax				2
Net income				19
Net income attributable to noncontrolling interest				3
Net income attributable to Delphi Technologies				$16

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$142	$17	$—	$159
Restructuring	(11)	—	—	(11)
Separation costs (1)	(8)	(2)	—	(10)
Operating income	$123	$15	$—	138
Interest expense				(20)
Other income, net				6
Income before income taxes and equity income				124
Income tax expense				(22)
Equity income, net of tax				3
Net income				105
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$98

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

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
Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three months ended March 31, 2019. This discussion should be read in conjunction with Item 1. Financial Statements.
Within this MD&A, “Delphi Technologies,” the “Company,” “we,” “us” and “our” refer to Delphi Technologies PLC and its subsidiaries.
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
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our continuing relationship with the Former Parent. These agreements provided for the allocation between Delphi Technologies’ and the Former Parent’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain continuing relationships between Delphi Technologies and the Former Parent. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for descriptions of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation.

Executive Overview
Our Business
Delphi Technologies is a leader in the development, design and manufacture of vehicle propulsion systems that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance and support increasing electrification of vehicles. The Company is a global supplier to original equipment manufacturers (“OEMs”) of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks; commercial vans; buses and off-highway vehicles). In addition, we manufacture and sell our products and provide value added services to leading aftermarket companies, including independent retailers and wholesales distributors.
Our product portfolio includes advanced gasoline and diesel fuel injection systems, actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. We believe our product portfolio enables our customers to meet regulatory requirements for reduced emissions and improved fuel economy and provide additional power for more in-vehicle functionality.
Our total net sales during the three months ended March 31, 2019 were $1.2 billion, a decrease of 11% compared to the same period of 2018.
Business Strategy
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

•
Continue to Enhance Aftermarket Position. Globally we plan to expand margins over the long-term by focusing on higher value product lines such as electronics and services, which include diagnostics and remanufacturing. We expect that demand for these product lines will grow faster than the overall aftermarket industry as the electronics content of new vehicles continues to increase, providing a strong foundation to gain scale profitability in the future. In addition, we expect to benefit from Aftermarket growth in key regions around the world, especially China, as the average age of vehicles increases and expands the need for replacement products.

•
Leverage Our Lean and Flexible Cost Structure to Deliver Strong Earnings and Cash Flow Growth. We recognize the importance of maintaining a lean and flexible business model in order to deliver earnings and cash flow growth. We intend to improve our cost competitiveness by leveraging our enterprise operating system, continuously increasing operational efficiency, maximizing manufacturing output and manufacturing product lines in best-cost countries. We have ongoing processes and resources dedicated to further improvement of our operations, and we expect to use our cash flow to reinvest in our business to drive growth.

Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) decreased 1% from 2017 to 2018, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2017, vehicle production in 2018 decreased by 4% in China and 1% in Europe, consistent production in North America and increased by 4% in South America. Overall global vehicle production decreased by 7% for the three months that ended March 31, 2019 and is expected to decline 2% from 2018 levels for the full year 2019. Compared to 2018, vehicle production in 2019 is expected to decrease 8% in China, 2% in Europe and 1% in North America, while increasing by 7% in South America.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations, both globally and most specifically within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period that could last at least two years from the initiation date. Nevertheless, the proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business. For the three months ended

March 31, 2019, approximately 20% of our net sales were generated in the U.K., and approximately 10% were denominated in British pounds.
Key growth regions. We believe our strong global presence and presence in key growth regions, especially in China, has positioned us to experience growth over the long-term. There have been periods of increased volatility and moderations in the level of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Despite these recent moderations in the level of economic growth, rising income levels in China and other key growth regions have resulted in, and are expected to continue to result in stronger growth rates in these regions over the long-term. We have a strong local presence in China, including a major manufacturing base and well-established customer relationships, which we believe has positioned us to continue being a leading supplier of advanced engine technologies in this market. Our business in China is sensitive to economic and other conditions that impact automotive sales volumes and growth and it may be affected if the pace of growth slows as the automotive industry in China matures or if there are reductions in vehicle demand. However, we continue to believe there is long-term growth potential in this country based on increasing long-term automotive and vehicle content demand.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically-advanced products that meet and exceed our customers’ demands for safety, durability and performance. In 2018, approximately $600 million was invested in research and development, including engineering (of which approximately $140 million was co-investment by customers and government agencies and approximately $460 million was invested by us) to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain domain controllers, electrification and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
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
We maintain a low fixed cost structure, which provides us with the flexibility to invest in new growth opportunities and seek to remain profitable throughout the traditional vehicle industry production cycle. Today, approximately 85% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 15% of the hourly workforce as of March 31, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. This will allow us to increase investment in advanced technologies and engineering. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
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

Consolidated Results of Operations
Delphi Technologies typically experiences fluctuations in revenue due to changes in OEM production schedules, vehicle sales mix and the net of new and lost business (which we refer to collectively as volume), fluctuations in foreign currency exchange rates (which we refer to as FX), and contractual changes to the sales price (which we refer to as contractual price changes). Changes in sales mix can have either favorable or unfavorable impacts on revenue. Such changes can be the result of shifts in regional growth, shifts in OEM sales demand, as well as shifts in consumer demand related to vehicle segment purchases and content penetration. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which we do not have a supply contract may negatively impact our revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of our customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on our revenue.
We typically experience (as described below) fluctuations in operating income due to:

•	Volume—changes in volume and changes in mix;

•	Contractual price changes—adjustments in price (which are typically reductions ranging from 1% to 3% of net sales);

•	Operational performance—changes to costs for materials and commodities or manufacturing variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price changes or Operational performance.
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

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018
The results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,151		$1,296		$(145)
Cost of sales	983		1,046		63
Gross margin	168	14.6%	250	19.3%	(82)
Selling, general and administrative	104		97		(7)
Amortization	6		4		(2)
Restructuring	3		11		8
Operating income	55		138		(83)
Interest expense	(18)		(20)		2
Other (expense) income, net	(12)		6		(18)
Income before income taxes and equity income	25		124		(99)
Income tax expense	(8)		(22)		14
Income before equity income	17		102		(85)
Equity income, net of tax	2		3		(1)
Net income	19		105		(86)
Net income attributable to noncontrolling interest	3		7		(4)
Net income attributable to Delphi Technologies	$16		$98		$(82)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2019 versus March 31, 2018.

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,151	$1,296	$(145)	$(75)	$(9)	$(61)	$—	$(145)
Total net sales for the three months ended March 31, 2019 decreased 11% compared to the three months ended March 31, 2018. We experienced a decrease in volume primarily in Asia Pacific and North America. In addition, the unfavorable variance in net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan Renminbi.

Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $63 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$983	$1,046	$63	$(2)	$—	$46	$18	$1	$63
Gross margin ($)	$168	$250	$(82)	$(77)	$(9)	$(15)	$18	$1	$(82)
Gross margin (%)	14.6%	19.3%
The change in cost of sales primarily reflects the impacts from currency exchange, improved operational performance and the timing of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Selling, general and administrative expense	$104	$97	$(7)
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of sales for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This is primarily due to an increase in one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

Amortization

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$6	$4	$(2)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the three months ended March 31, 2019 compared to 2018 reflects impairment of $3 million of certain intellectual property.

Restructuring

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(dollars in millions)
Restructuring	$3	$11	$8
Restructuring charges during the three months ended March 31, 2019 related to programs focused on the continued rotation of our manufacturing footprint and reduction of global overhead costs.
The restructuring charges during the three months ended March 31, 2018 included $8 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe and $1 million for programs implemented to reduce global overhead costs.
As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. We may incur restructuring expenses to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Such future restructuring actions are dependent on market conditions, customer actions and other factors.
Refer to Note 8. Restructuring to the unaudited consolidated financial statements included herein for additional information.

Interest Expense

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$18	$20	$2
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other (Expense) Income, Net

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(12)	$6	$(18)
The increase in other expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to:

•
An increase of $13 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans (primarily due to the $15 million curtailment loss associated with the closure of the defined benefit plans in the U.K. to future accruals); and

•	A decrease to income of $5 million related to remeasurement of cross currency intercompany loans.
Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$8	$22	$14
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended March 31, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three months ended March 31, 2019 includes net discrete tax benefit of $1 million. The effective tax rate for the three months ended March 31, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017.

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
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, and asset impairments. The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three months ended March 31, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$76	$11	$—	$87
Restructuring	(3)	—	—	(3)
Separation costs (1)	(16)	(2)	—	(18)
Asset impairments	(3)	—	—	(3)
Pension charges (2)	(7)	(1)	—	(8)
Operating income	$47	$8	$—	55
Interest expense				(18)
Other expense, net				(12)
Income before income taxes and equity income				25
Income tax expense				(8)
Equity income, net of tax				2
Net income				19
Net income attributable to noncontrolling interest				3
Net income attributable to Delphi Technologies				$16

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended March 31, 2018:
Adjusted operating income	$142	$17	$—	$159
Restructuring	(11)	—	—	(11)
Separation costs (1)	(8)	(2)	—	(10)
Operating income	$123	$15	$—	138
Interest expense				(20)
Other income, net				6
Income before income taxes and equity income				124
Income tax expense				(22)
Equity income, net of tax				3
Net income				105
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$98

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2019 and 2018 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$1,020	$1,153	$(133)	$(78)	$(55)	$—	$(133)
Aftermarket	193	217	(24)	(14)	(10)	—	(24)
Eliminations and Other	(62)	(74)	12	8	4	—	12
Total	$1,151	$1,296	$(145)	$(84)	$(61)	$—	$(145)
Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2019	2018
Powertrain Systems	12.6%	17.5%
Aftermarket	20.2%	22.1%
Total	14.6%	19.3%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$76	$142	$(66)	$(80)	$(8)	$18	$4	$(66)
Aftermarket	11	17	(6)	(4)	(4)	—	2	(6)
Total	$87	$159	$(72)	$(84)	$(12)	$18	$6	$(72)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was impacted by volume and contractual price changes, including product mix, operational performance improvements and the timing of cost recoveries. The change related to product mix is principally related to a shift in customer demand from diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products. Adjusted operating income was also impacted by the following items in Other above:

•	$3 million of decreased warranty costs during the three months ended March 31, 2019; and

•	The absence of $3 million of costs incurred during the three months ended March 31, 2018 related to commercial settlements.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, to meet debt service requirements, fund our pension obligations and return to capital shareholders. The Company concluded a consultation process with its U.K. workforce in January 2019 with regard to future pension provision. Effective March 31, 2019, the Company has frozen future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period.
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
As of March 31, 2019, we had cash and cash equivalents of $217 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below. As of March 31, 2019, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,523 million, primarily consisting of $722 million principal outstanding under the $750 million five-year-year term loan pursuant to the Credit Agreement and $800 million principal outstanding under the $800 million senior unsecured notes due 2025. As of March 31, 2019, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.
We expect available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any repurchases of outstanding ordinary shares pursuant to our approved share repurchase program as described below, any mandatory payments required under the Credit Agreement as described below, dividends on ordinary shares, capital expenditures and funding of potential acquisitions, as applicable).
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
Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. This authorization was replaced by a new $200 million share repurchase program in January 2019 which was approved by the Board of Directors. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program may be suspended for periods or discontinued at any time. Repurchases under this program will be funded from one or a combination of future free cash flow and existing cash balances. The program is expected to be completed by December 31, 2021.
A summary of the ordinary shares repurchased during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Total number of shares repurchased	737,917	—
Average price paid per share	$20.33	$—
Total (in millions)	$15	$—
All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

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
Operating activities—Net cash provided by operating activities totaled $21 million and $75 million for the three months ended March 31, 2019 and 2018, respectively. Cash flow from operating activities for the three months ended March 31, 2019 consisted primarily of net earnings of $19 million increased by $75 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $72 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2018 consisted primarily of net earnings of $105 million increased by $62 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $96 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $131 million for the three months ended March 31, 2019, as compared to $72 million for the three months ended March 31, 2018. The increase in usage is primarily attributable to $65 million of increased capital expenditures during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Financing activities—Net cash used in financing activities totaled $32 million and $33 million for the three months ended March 31, 2019 and 2018, respectively. Cash flows used in financing activities for the three months ended March 31, 2019 primarily included $9 million long-term debt repayments, $14 million paid to repurchase ordinary shares and $8 million of dividend payments of consolidated affiliates to minority shareholders. Cash flows used in financing activities for the three months ended March 31, 2018, primarily included $10 million of dividend payments of consolidated affiliates to minority shareholders and $15 million of dividend payments on ordinary shares.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
As of March 31, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. For a description of our outstanding material legal proceedings, see Note 11. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended March 31, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
January 1, 2019 to January 31, 2019	—	$—	—	$200
February 1, 2019 to February 28, 2019	107,900	$22.21	107,900	$198
March 1, 2019 to March 31, 2019	630,017	$20.08	630,017	$185
Total	737,917	$20.33	737,917

(1)	The total number of shares purchased under the plan approved by the Board of Directors are described below.

(2)
In January 2019, the Board of Directors approved a $200 million share repurchase program, which commenced in February 2019. Repurchases will be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The program is expected to be completed by December 31, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description
*10.1	Form of Time-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan
*10.2	Form of Performance-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan
*10.3	Nonqualified Stock Option Inducement Award between Delphi Technologies PLC and Richard F. Dauch dated January 7, 2019
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: May 2, 2019