Form 10-Q
period 2019-06-30
Delphi Technologies PLC
filed 2019-08-02
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of the registrant’s ordinary shares outstanding as of July 26, 2019, was 87,111,264.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Net sales	$1,121	$1,232	$2,272	$2,528
Operating expenses:
Cost of sales	955	991	1,938	2,037
Selling, general and administrative	103	105	207	202
Amortization	2	2	8	6
Restructuring (Note 8)	5	12	8	23
Total operating expenses	1,065	1,110	2,161	2,268
Operating income	56	122	111	260
Interest expense	(18)	(19)	(36)	(39)
Other income (expense), net (Note 18)	8	4	(4)	10
Income before income taxes and equity income	46	107	71	231
Income tax expense	(14)	(20)	(22)	(42)
Income before equity income	32	87	49	189
Equity (loss) income, net of tax	(1)	3	1	6
Net income	31	90	50	195
Net income attributable to noncontrolling interest	4	4	7	11
Net income attributable to Delphi Technologies	$27	$86	$43	$184

Net income per share attributable to Delphi Technologies:
Basic	$0.31	$0.97	$0.49	$2.07
Diluted	$0.31	$0.97	$0.49	$2.07

Weighted average ordinary shares outstanding:
Basic	87.77	88.78	88.11	88.75
Diluted	88.11	89.05	88.33	88.98

Cash dividends declared per share	$—	$0.17	$—	$0.34
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Net income	$31	$90	$50	$195
Other comprehensive income (loss):
Currency translation adjustments	(15)	(85)	(6)	(54)
Net change in unrecognized gain on derivative instruments, net of tax (Note 16)	(9)	3	7	2
Employee benefit plans adjustment, net of tax	9	24	43	16
Other comprehensive income (loss)	(15)	(58)	44	(36)
Comprehensive income	16	32	94	159
Comprehensive income attributable to noncontrolling interests	2	—	6	9
Comprehensive income attributable to Delphi Technologies	$14	$32	$88	$150
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$162	$359
Restricted cash	1	1
Accounts receivable, net	884	878
Inventories, net (Note 3)	553	521
Other current assets (Note 4)	178	172
Total current assets	1,778	1,931
Long-term assets:
Property, net	1,509	1,445
Investments in affiliates	39	44
Intangible assets, net	61	69
Goodwill	7	7
Deferred income taxes	273	280
Other long-term assets (Note 4)	236	117
Total long-term assets	2,125	1,962
Total assets	$3,903	$3,893
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$39	$43
Accounts payable	832	906
Accrued liabilities (Note 5)	443	428
Total current liabilities	1,314	1,377
Long-term liabilities:
Long-term debt (Note 9)	1,475	1,488
Pension and other postretirement benefit obligations (Note 10)	408	467
Other long-term liabilities (Note 5)	206	123
Total long-term liabilities	2,089	2,078
Total liabilities	3,403	3,455
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 87,111,264 and 88,491,963 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	406	407
Retained earnings	317	296
Accumulated other comprehensive loss (Note 15)	(367)	(412)
Total Delphi Technologies shareholders’ equity	357	292
Noncontrolling interest	143	146
Total shareholders’ equity	500	438
Total liabilities and shareholders’ equity	$3,903	$3,893
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$50	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102	92
Amortization	8	6
Amortization of deferred debt issuance costs	2	2
Restructuring expense, net of cash paid	(11)	(17)
Deferred income taxes	(2)	3
Pension and other postretirement benefit expenses	18	22
Income from equity method investments, net of dividends received	(1)	(6)
Gain on sale of assets	(1)	—
Share-based compensation	9	10
Changes in operating assets and liabilities:
Accounts receivable, net	(6)	64
Inventories	(32)	(22)
Other assets	7	28
Accounts payable	(13)	(72)
Accrued and other long-term liabilities	(10)	(37)
Other, net	(3)	(6)
Pension contributions	(26)	(23)
Net cash provided by operating activities	91	239
Cash flows from investing activities:
Capital expenditures	(234)	(123)
Proceeds from sale of property	5	1
Proceeds from insurance settlement claims	—	1
Cost of technology investments	—	(7)
Settlement of undesignated derivatives	(1)	(10)
Net cash used in investing activities	(230)	(138)
Cash flows from financing activities:
Net repayments under short-term debt agreements	—	(2)
Repayments under long-term debt agreements	(19)	(9)
Dividend payments of consolidated affiliates to minority shareholders	(8)	(10)
Distribution of cash dividends	—	(30)
Taxes withheld and paid on employees’ restricted share awards	(2)	(5)
Repurchase of ordinary shares	(29)	—
Net cash used in financing activities	(58)	(56)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	—	(12)
Decrease in cash, cash equivalents and restricted cash	(197)	33
Cash, cash equivalents and restricted cash at beginning of the period	360	339
Cash, cash equivalents and restricted cash at end of the period	$163	$372
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2019
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2018	89	$1	$407	$296	$(412)	$292	$146	$438
Net income	—	—	—	16	—	16	3	19
Other comprehensive income	—	—	—	—	58	58	1	59
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2019	88	$1	$406	$301	$(354)	$354	$142	$496
Net income	—	—	—	27	—	27	4	31
Other comprehensive loss	—	—	—	—	(13)	(13)	(2)	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(1)	(1)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2019	87	$1	$406	$317	$(367)	$357	$143	$500

	Six Months Ended June 30, 2018
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2017	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	98	—	98	7	105
Other comprehensive income	—	—	—	—	20	20	2	22
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Separation related adjustments	—	—	(32)	—	—	(32)	—	(32)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2018	89	$1	$399	$90	$(351)	$139	$163	$302
Net income	—	—	—	86	—	86	4	90
Other comprehensive loss	—	—	—	—	(54)	(54)	(4)	(58)
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Separation related adjustments	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	5	—	—	5	—	5
Balance at June 30, 2018	89	$1	$400	$161	$(405)	$157	$163	$320
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Aptiv PLC, formerly known as Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent’s shareholders of 100% of the outstanding ordinary shares of Delphi Technologies PLC (the “Separation”). References hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC.
Nature of Operations
We are a leader in the development, design and manufacture of integrated powertrain technologies that optimize engine performance, increase vehicle efficiency, reduce emissions, improve driving performance, and support increasing electrification of vehicles. We are a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. We provide advanced fuel injection systems, actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. Additionally, we offer a full spectrum of aftermarket products serving a global customer base.
We sell a comprehensive portfolio of advanced technologies and solutions for all propulsion systems to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). In addition, we manufacture and sell a wide range of fuel injection, electronics and engine management, maintenance, diagnostics, and other products, to leading aftermarket companies, including independent retailers and wholesale distributors. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lives.
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These financial statements include all adjustments, which consist of normal recurring items, necessary for a fair presentation. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Delphi Technologies 2018 Annual Report on Form 10-K.

2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes on the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except those described below.
Recently adopted accounting pronouncements—In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company adopted Accounting Standards Codification (“ASC”) 842 as of January 1, 2019 using the optional modified retrospective transition method and did not recast the comparative periods. ASC 842 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for all leases, with the exception of short-term leases. For leases that meet the definition of a short-term lease, the Company has elected to apply the short-term lease exemption, and accordingly, they are not recorded on the balance sheet.
The Company has applied the practical expedients in ASC 842 related to not separating lease and nonlease components of contracts, both when the Company is a lessee and lessor. In addition, the Company elected the package of practical expedients, related to existing leases at the time of adoption, that allowed the Company to carry forward the accounting assessments for: i) whether contracts are or contain leases, ii) the lease classification and iii) the initial direct costs. Delphi Technologies also elected the practical expedient related to existing land easements, that allowed the Company to carry forward the accounting treatment for land easements in existing agreements.
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

The adoption of this guidance resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $117 million and $120 million, respectively, on the Company’s consolidated balance sheet as of June 30, 2019. The adoption did not have a material impact on its consolidated statements of operations or cash flows. Refer to Note 6. Leases for additional information.
Delphi Technologies adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting in the first quarter of 2019. This guidance expands the scope of ASC Topic 718, which previously only included share-based payments to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees is now substantially aligned. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES, NET
A summary of inventories is shown below:

	June 30, 2019	December 31, 2018

	(in millions)
Productive material	$250	$250
Work-in-process	48	36
Finished goods	255	235
Total	$553	$521

4. ASSETS
Other current assets consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$98	$98
Reimbursable engineering costs	19	17
Prepaid insurance and other expenses	19	14
Income and other taxes receivable	18	16
Notes receivable	10	15
Derivative financial instruments (Note 16)	6	4
Return assets (Note 12)	5	7
Other	3	1
Total	$178	$172

Other long-term assets consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Operating lease assets (Note 6)	$117	$—
Income and other taxes receivable	41	53
Investment in Tula Technology, Inc.	21	21
Investment in PolyCharge America, Inc.	7	7
Derivative financial instruments (Note 16)	5	—
Debt issuance costs	3	3
Reimbursable engineering costs	3	—
Other	39	33
Total	$236	$117

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Income and other taxes payable	$62	$63
Warranty obligations (Note 7)	60	68
Payroll-related obligations	50	45
Restructuring (Note 8)	42	46
Deferred reimbursable engineering	37	31
Accrued rebates	27	29
Operating lease liabilities (Note 6)	21	—
Freight	17	20
Employee benefits	13	16
Outside services	12	13
Accrued interest	10	12
Deferred cost reimbursement	7	5
Customer deposits	6	5
Other	79	75
Total	$443	$428

Other long-term liabilities consisted of the following:

	June 30, 2019	December 31, 2018

	(in millions)
Operating lease liabilities (Note 6)	$99	$—
Accrued income taxes	46	46
Warranty obligations (Note 7)	25	28
Deferred income taxes	15	14
Restructuring (Note 8)	11	19
Derivative financial instruments (Note 16)	5	6
Environmental (Note 11)	2	2
Other	3	8
Total	$206	$123

6. LEASES
On January 1, 2019, Delphi Technologies adopted ASC Topic 842, Leases, which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for leases, with the exception of short-term leases. The Company leases real estate (including manufacturing sites and technical centers), office equipment, automobiles, forklifts and certain other equipment under finance and operating leases. As of June 30, 2019, the remaining lease terms range from 1 year to 10 years. Many of the Company’s leases include rent escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments and lease term, as appropriate. During the six months ended June 30, 2019, the Company obtained $6 million of lease assets in exchange for new operating lease liabilities.
The Company is a lessor for certain owned real estate. Rental income for these leases is included within other income, net and was not material for the six months ended June 30, 2019.
The table below presents supplemental balance sheet information related to leases as of June 30, 2019:

		June 30, 2019

		(in millions)
Assets	Balance Sheet Location
Operating lease assets	Other long-term assets (Note 4)	$117
Finance lease assets	Property, net	14
	Total lease assets	$131

Liabilities
Current
Operating leases	Accrued liabilities (Note 5)	$21
Finance leases	Short-term debt (Note 9)	2
Long-term
Operating leases	Other long-term liabilities (Note 5)	99
Finance leases	Long-term debt (Note 9)	13
	Total lease liabilities	$135

The table below presents the components of lease costs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(in millions)
Finance lease cost - amortization of lease assets (1)	$—	$1
Operating lease cost (2)	10	18
Total lease cost	$10	$19

(1)	Includes interest on finance lease liabilities, which was not material.

(2)	Includes short-term leases and variable lease costs, which were not material.
The table below presents the weighted-average remaining lease term and discount rate as of June 30, 2019:

Weighted-average remaining lease term (in years):
Operating leases	6.68
Finance leases	8.60
Weighted-average discount rate:
Operating leases	6.10%
Finance leases	4.11%

The table below presents supplemental cash flow information related to leases during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$7	$14

(1)	Operating and financing cash flows for finance leases were not material for the three and six months ended ended June 30, 2019.

The table below reconciles the undiscounted future minimum lease payments to the lease liabilities recorded on the balance sheet as of June 30, 2019:

	Operating Leases	Finance Leases	Total

	(in millions)
Remainder of 2019	$13	$1	$14
2020	26	2	28
2021	24	2	26
2022	20	2	22
2023	14	2	16
Thereafter	49	9	58
Total future minimum lease payments	146	18	164
Less: amount of lease payments representing interest	(26)	(3)	(29)
Total lease liabilities	$120	$15	$135

As of June 30, 2019, the Company has an additional lease that has not yet commenced totaling $14 million of undiscounted future minimum lease payments. This lease will commence in 2020 with a lease term of 11 years.

7. WARRANTY OBLIGATIONS
Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of June 30, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2019 to be $0 million to $5 million.

The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2019:

Warranty Obligations

(in millions)
Accrual balance at beginning of period	$96
Provision for estimated warranties incurred during the period	19
Changes in estimate for pre-existing warranties	—
Settlements made during the period (in cash or in kind)	(30)
Foreign currency translation and other	—
Accrual balance at end of period	$85

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $5 million and $8 million during the three and six months ended June 30, 2019, respectively. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $12 million and $23 million during the three and six months ended June 30, 2018, respectively, of which $5 million and $13 million was recognized for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $19 million and $40 million in the six months ended June 30, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2019 and 2018 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Powertrain Systems	$4	$11	$7	$22
Aftermarket	1	1	1	1
Total	$5	$12	$8	$23

The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at December 31, 2018	$64	$1	$65
Provision for estimated expenses during the period	8	—	8
Payments made during the period	(19)	—	(19)
Foreign currency and other	(1)	—	(1)
Accrual balance at June 30, 2019	$52	$1	$53

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
	(in millions)
$750 million Term Loan A Facility, due 2022 (net of $3 and $4 unamortized issuance costs)	$709	$727
$800 million Senior Notes at 5.00%, due 2025 (net of $11 and $12 unamortized issuance costs and $3 and $3 discount, respectively)	786	785
Finance lease liabilities and other	19	19
Total debt	1,514	1,531
Less: current portion	(39)	(43)
Long-term debt	$1,475	$1,488

Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of June 30, 2019, there were no amounts drawn on the Revolving Credit Facility.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of June 30, 2019.
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”).
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of June 30, 2019.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2019, $43 million and $74 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million were recognized within interest expense, respectively. During the three and six months ended June 30, 2018, $25 million and $45 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million were recognized within interest expense, respectively.
In addition, during the six months ended June 30, 2019 and June 30, 2018, one of the Company’s European subsidiaries factored, without recourse, receivables related to certain foreign research credits to a financial institution. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized approximately $21 million and $22 million from other long-term assets in the consolidated balance sheet as of June 30, 2019 and June 30, 2018, respectively, as a result of these transactions. During the three and six months ended June 30, 2019 and June 30, 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Finance leases—There were approximately $15 million and $14 million of finance lease obligations outstanding as of June 30, 2019 and December 31, 2018, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $35 million and $37 million, for the six months ended June 30, 2019 and 2018, respectively.

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
Effective March 31, 2019, the Company has frozen future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the six months ended June 30, 2019, related to curtailing the defined benefit pension plans in the U.K. The Company also recognized a charge of $2 million and $9 million in the three and six months ended June 30, 2019, respectively, related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018

	(in millions)
Service cost	$2	$9
Interest cost	9	9
Expected return on plan assets	(15)	(13)
Amortization of actuarial losses	1	6
Net periodic benefit cost	$(3)	$11

	Six Months Ended June 30,
	2019	2018

	(in millions)
Service cost	$9	$19
Interest cost	18	18
Expected return on plan assets	(29)	(27)
Curtailment loss	15	—
Amortization of actuarial losses	5	12
Net periodic benefit cost	$18	$22

Other postretirement benefit obligations were $1 million and $1 million at June 30, 2019 and December 31, 2018, respectively.

11. COMMITMENTS AND CONTINGENCIES
Ordinary Business Claims
In the normal course of our business, we are named from time to time as a defendant in various legal actions, including arbitrations, class actions, and other litigation. We also from time to time receive subpoenas and other inquiries or requests for information from U.S. and foreign federal, state and local governments on a variety of matters. We accrue for matters when we believe that losses are probable and can be reasonably estimated. Considering, among other things, the legal defenses available and existing accruals, it is inherently difficult in many matters to determine whether loss is probable or reasonably possible or to estimate the size or range of the possible loss. Accordingly adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our results of operations or cash flows in any particular reporting period.
We estimate our reasonably possible loss in excess of the amounts accrued for ordinary business claims to be up to $20 million, exclusive of the environmental matters discussed below.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of June 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities) and $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities), respectively. At June 30, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

12. REVENUE
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring promised goods or services. The Company generally recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. From time to time, we enter into pricing agreements with our customers that provide for price reductions, some of which are conditional upon achieving certain criteria. In these instances, revenue is recognized based on the agreed-upon price at the time of shipment.

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
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
North America	$314	$349	$652	$705
Europe	520	549	1,062	1,115
Asia Pacific	254	300	490	639
South America	33	34	68	69
Total	$1,121	$1,232	$2,272	$2,528

The Powertrain Systems segment primarily serves OEMs along with certain Tier 1 suppliers (one that supplies vehicle components directly to manufacturers) and the Aftermarket segment serves independent aftermarket customers and original equipment service customers.
In the following table, net sales is disaggregated by major product group, sales channels and type of customer:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Sales to OEMs and Tier 1 customers:
Internal combustion engine products	$705	$749	$1,427	$1,544
Electronics & electrification products	202	268	438	552
Total sales to OEMs and Tier 1 customers (Powertrain Systems segment)	907	1,017	1,865	2,096

Sales to independent aftermarket customers	159	159	300	314
Sales to original equipment service customers	55	56	107	118
Total sales to aftermarket customers (Aftermarket segment)	$214	$215	$407	$432

Total	$1,121	$1,232	$2,272	$2,528

Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of June 30, 2019, the recognition of revenue over time resulted in approximately $1 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of June 30, 2019, as defined by ASC 606.

Return Assets
The Aftermarket segment provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of June 30, 2019 and December 31, 2018, the Company had return assets of $5 million and $7 million, respectively, included in other current assets.
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
The Company’s income tax expense and effective tax rate for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018

Income tax expense	$22	$42
Effective tax rate	31%	18%

The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the six months ended June 30, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the six months ended June 30, 2019 includes net discrete tax benefit of less than $1 million. The effective tax rate for the six months ended June 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. The Company’s effective tax rate for the six months ended June 30, 2018 includes net discrete tax expense of $2 million.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.

Cash paid or withheld for income taxes was $28 million and $51 million for the six months ended June 30, 2019 and 2018 respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$27	$86	$43	$184
Denominator:
Weighted average ordinary shares outstanding, basic	87.77	88.78	88.11	88.75
Dilutive shares related to restricted stock units (“RSUs”)	0.34	0.27	0.22	0.23
Weighted average ordinary shares outstanding, including dilutive shares	88.11	89.05	88.33	88.98

Net income per share attributable to Delphi Technologies:
Basic	$0.31	$0.97	$0.49	$2.07
Diluted	$0.31	$0.97	$0.49	$2.07
Anti-dilutive securities share impact	—	—	—	—

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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total number of shares repurchased	845,959	—	1,583,876	—
Average price paid per share	$17.73	$—	$18.94	$—
Total (in millions)	$15	$—	$30	$—

All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three and six months ended June 30, 2019 and 2018 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(157)	$(56)	$(165)	$(85)
Aggregate adjustment for the period (1)	(13)	(81)	(5)	(52)
Balance at end of period	(170)	(137)	(170)	(137)

Gains (losses) on derivatives:
Balance at beginning of period	14	(1)	(2)	—
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $0)	(7)	3	11	2
Reclassification to income (net tax effect of $0, $0, $0 and $0)	(2)	—	(4)	—
Balance at end of period	5	2	5	2

Pension and postretirement plans:
Balance at beginning of period	(211)	(294)	(245)	(286)
Other comprehensive income before reclassifications (net tax effect of $3, $6, $5 and $4)	8	19	27	6
Reclassification to income (net tax effect of $0, $1, $4 and $2)	1	5	16	10
Balance at end of period	(202)	(270)	(202)	(270)

Accumulated other comprehensive loss, end of period	$(367)	$(405)	$(367)	$(405)

(1)
Includes gains of $5 million and gains of $2 million, for the three and six months ended June 30, 2019, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also includes losses of $12 million and $5 million, for the three and six months ended June 30, 2018, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. During the three and six months ended June 30, 2019 there were losses of $5 million and losses of $1 million, respectively, related to non-derivative net investment hedges. During the three and six months ended June 30, 2018 there were losses of less than $1 million and $1 million, respectively, related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the six months ended June 30, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(1)	$(6)	$(5)	$(12)	Other income (expense), net (1)
Curtailment	—	—	(15)	—	Other income (expense), net (1)
	(1)	(6)	(20)	(12)	Income before income taxes
	—	1	4	2	Income tax expense
	(1)	(5)	(16)	(10)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(5)	$(16)	$(10)	Net income attributable to Delphi Technologies

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

Refer to Note. 16 Derivatives and Hedging Activities for additional reclassifications from accumulated other comprehensive income (loss) to income.

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

As of June 30, 2019, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan	814	RMB	$120
Euro	88	EUR	100
Mexican Peso	966	MXN	50
Singapore Dollar	47	SGD	30
Polish Zloty	104	PLN	30
Turkish Lira	114	TRY	20

As of June 30, 2019, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2019 were approximately $6 million (approximately $6 million, net of tax). Of this total, approximately $1 million of gains are expected to be included in cost of sales and interest expense within the next 12 months and $7 million of losses are expected to be included in cost of sales and interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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

Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of derivative instruments recorded in the consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location*	June 30, 2019	December 31, 2018	Balance Sheet Location*	June 30, 2019	December 31, 2018

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives	Other current assets	$5	$5	Other current assets	$—	$1
Foreign currency derivatives	Other long-term assets	1	—	Other long-term assets	—	—
Interest rate swaps	Other long-term liabilities	—	—	Other long-term liabilities	12	3

Designated as net investment hedges:
Cross-currency swaps	Other long-term assets	4	—	Other long-term assets	—	—
Cross-currency swaps	Other long-term liabilities	7	—	Other long-term liabilities	—	3
Total designated as hedges		$17	$5		$12	$7

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$1	$—	Other current assets	$—	$—
Total not designated as hedges		$1	$—		$—	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of June 30, 2019 and a net liability position as of December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three and six months ended June 30, 2019 and 2018 is as follows:

Three Months Ended June 30, 2019	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$4	$2
Interest rate swaps	(9)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	(2)	—
Total	$(7)	$2

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$2
Total		$2

Three Months Ended June 30, 2018	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$3	$—
Total	$3	$—

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$4
Total		$4

Six Months Ended June 30, 2019	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$6	$4
Interest rate swaps	(9)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	14	—
Total	$11	$4

		Loss Recognized in Income
		(in millions)
Derivatives not designated		$—
Total		$—

Six Months Ended June 30, 2018	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$2	$—
Total	$2	$—

		Loss Recognized in Income
		(in millions)
Derivatives not designated		$8
Total		$8

The gain or loss recognized into income for designated derivative instruments were recorded to cost of sales in the consolidated statements of operations for the periods presented above. The gain or loss recognized into income for derivative instruments not designated were recorded to other income, net and cost of sales in the consolidated statements of operations for the periods presented above.

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

As of June 30, 2019 Delphi Technologies was in a net derivative asset position of $6 million. As of December 31, 2018 Delphi Technologies was in a net derivative liability position of $2 million. No significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of June 30, 2019 and December 31, 2018 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2019:
Foreign currency derivatives	$7	$—	$7	$—
Cross-currency swaps*	4	—	4	—
Total	$11	$—	$11	$—
As of December 31, 2018:
Foreign currency derivatives	$4	$—	$4	$—
Total	$4	$—	$4	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
As of June 30, 2019 and December 31, 2018 Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2019:
Interest rate swaps*	$12	$—	$12	$—
Cross-currency swaps*	(7)	—	(7)	—
Total	$5	$—	$5	$—
As of December 31, 2018:
Interest rate swaps*	$3	$—	$3	$—
Cross-currency swaps*	3	—	3	—
Total	$6	$—	$6	$—

* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of finance lease liabilities, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2019 and December 31, 2018, total debt was recorded at $1,514 million and $1,531 million, respectively, and had estimated fair values of $1,433 million and $1,415 million, respectively. For all other financial instruments recorded at June 30, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2019, Delphi Technologies recorded non-cash asset impairment charges totaling $5 million and $8 million, respectively, within selling, general and administrative and amortization related to certain fixed assets and intangible assets. During the three and six months ended June 30, 2018, Delphi Technologies recorded non-cash asset impairment charges totaling $1 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain intangible assets and fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions)
Interest income	$2	$2	$4	$3
Components of net periodic benefit cost other than service cost (Note 10)	5	(2)	(9)	(3)
Other, net	1	4	1	10
Other income (expense), net	$8	$4	$(4)	$10

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

Executive Awards
The executive RSU awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs, which make up 33% of the awards for the Company’s senior management and 50% for other executives, vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 67% of the awards for the Company’s senior management and 50% for other executives, vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics.

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
A summary of activity, including award grants, vesting and forfeitures for Delphi Technologies employees is provided below.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	679	$42.70
Granted	1,210	24.87
Vested	(172)	43.41
Forfeited	(46)	32.83
Nonvested, June 30, 2019	1,671	28.47

During the six months ended ended June 30, 2019, the Company entered into an individual one-time award of non-qualified stock options to purchase ordinary shares of the Company, which options had a grant date fair value of $3 million based on a contemporaneous valuation performed by an independent valuation specialist. The options become exercisable in equal parts annually over a 5-year period commencing on the first anniversary of the grant. The options will be exercisable, subject to vesting, for a period of 10 years after the grant date.
Share-based compensation expense recorded within the consolidated statement of operations was $5 million ($5 million, net of tax) and $9 million ($9 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2019, respectively. Share-based compensation expense recorded within the consolidated statement of operations was $5 million ($5 million, net of tax) and $10 million ($10 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2018, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2019, unrecognized compensation expense on a pretax basis of approximately $33 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING
Delphi Technologies operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures high quality components and complete engine management systems to help optimize performance, emissions and fuel economy. The products include fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with DC/DC converters inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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

The accounting policies of the segments are the same as those of the consolidated Company, except that the disaggregated financial results for the segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for which Delphi Technologies’ chief operating decision maker regularly reviews financial results to assess performance of, and make internal operating decisions about allocating resources to the segments.
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
Included below are sales and operating data for the Company’s segments for the three and six months ended June 30, 2019 and 2018.

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Net sales	$971	$214	$(64)	$1,121
Depreciation & amortization	$55	$2	$—	$57
Adjusted operating income	$64	$17	$—	$81
Operating income	$43	$13	$—	$56
Equity loss, net of tax	$(1)	$—	$—	$(1)
Net income attributable to noncontrolling interest	$4	$—	$—	$4

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Net sales	$1,086	$215	$(69)	$1,232
Depreciation & amortization	$47	$1	$—	$48
Adjusted operating income	$134	$22	$—	$156
Operating income	$105	$17	$—	$122
Equity income, net of tax	$3	$—	$—	$3
Net income attributable to noncontrolling interest	$4	$—	$—	$4

	Powertrain Systems	Aftermarket		Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Net sales	$1,991	$407		$(126)	$2,272
Depreciation & amortization	$107	$3		$—	$110
Adjusted operating income	$140	$28		$—	$168
Operating income	$90	$21		$—	$111
Equity income, net of tax	$1	$—	—	$—	$1
Net income attributable to noncontrolling interest	$7	$—		$—	$7

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Net sales	$2,239	$432	$(143)	$2,528
Depreciation & amortization	$96	$2	$—	$98
Adjusted operating income	$276	$39	$—	$315
Operating income	$228	$32	$—	$260
Equity income, net of tax	$6	$—	$—	$6
Net income attributable to noncontrolling interest	$11	$—	$—	$11

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, and asset impairments. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income	$64	$17	$—	$81
Restructuring	(4)	(1)	—	(5)
Separation costs (1)	(11)	(2)	—	(13)
Asset impairments	(4)	(1)	—	(5)
Pension charges (2)	(2)	—	—	(2)
Operating income	$43	$13	$—	56
Interest expense				(18)
Other income, net				8
Income before income taxes and equity income				46
Income tax expense				(14)
Equity loss, net of tax				(1)
Net income				31
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$27

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$134	$22	$—	$156
Restructuring	(11)	(1)	—	(12)
Separation costs (1)	(17)	(4)	—	(21)
Asset impairments	(1)	—	—	(1)
Operating income	$105	$17	$—	122
Interest expense				(19)
Other income, net				4
Income before income taxes and equity income				107
Income tax expense				(20)
Equity income, net of tax				3
Net income				90
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$86

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income	$140	$28	$—	$168
Restructuring	(7)	(1)	—	(8)
Separation costs (1)	(27)	(4)	—	(31)
Asset impairments	(7)	(1)	—	(8)
Pension charges (2)	(9)	(1)	—	(10)
Operating income	$90	$21	$—	111
Interest expense				(36)
Other expense, net				(4)
Income before income taxes and equity income				71
Income tax expense				(22)
Equity income, net of tax				1
Net income				50
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$43

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$276	$39	$—	$315
Restructuring	(22)	(1)	—	(23)
Separation costs (1)	(25)	(6)	—	(31)
Asset impairments	(1)	—	—	(1)
Operating income	$228	$32	$—	260
Interest expense				(39)
Other income, net				10
Income before income taxes and equity income				231
Income tax expense				(42)
Equity income, net of tax				6
Net income				195
Net income attributable to noncontrolling interest				11
Net income attributable to Delphi Technologies				$184

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

The Company’s chief operating decision maker recently announced changes to the Company’s organization structure, effective July 2019. As a result of these changes, it is expected that the Company’s chief operating decision maker will make changes to how he assesses the performance of the business and allocates resources. Therefore, the Company anticipates this will result in a change to its operating segments by the filing of the Company’s Form 10-K for the year ended December 31, 2019. As of June 30, 2019 the Company’s chief operating decision maker continues to assess the performance of the business and allocate resources using the operating segments noted above.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2019. This discussion should be read in conjunction with Item 1. Financial Statements.
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
Our total net sales during the three and six months ended June 30, 2019 were $1.1 billion and $2.3 billion, a decrease of 9% and 10% compared to the same period of 2018. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Overall global vehicle production decreased by 7% for the six months ended June 30, 2019 and is expected to decline 5% from 2018 levels for the full year 2019. Compared to 2018, vehicle production in 2019 is expected to decrease 12% in China, 3% in Europe and 2% in North America, while increasing by 1% in South America.
Global economic and political uncertainties, including trade disputes, increased market volatility and currency exchange rate fluctuations could impact our business. For instance, within the United Kingdom (“U.K.”) and Europe, as a result of the U.K. referendum held on June 23, 2016 in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of any withdrawal are subject to a negotiation period between the U.K. and the E.U. The U.K. Parliament has rejected previous drafts of the withdrawal agreement and the withdrawal date has been extended to October 31, 2019. The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business. For the six months ended June 30, 2019, approximately 20% of our net sales were generated in the U.K., and approximately 10% were denominated in British pounds.
For further detail on the Company’s business strategy and trends, uncertainties and opportunities, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018
The results of operations for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019		2018		Favorable/(unfavorable)	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,121		$1,232		$(111)	$2,272		$2,528		$(256)
Cost of sales	955		991		36	1,938		2,037		99
Gross margin	166	14.8%	241	19.6%	(75)	334	14.7%	491	19.4%	(157)
Selling, general and administrative	103		105		2	207		202		(5)
Amortization	2		2		—	8		6		(2)
Restructuring	5		12		7	8		23		15
Operating income	56		122		(66)	111		260		(149)
Interest expense	(18)		(19)		1	(36)		(39)		3
Other income (expense), net	8		4		4	(4)		10		(14)
Income before income taxes and equity income	46		107		(61)	71		231		(160)
Income tax expense	(14)		(20)		6	(22)		(42)		20
Income before equity income	32		87		(55)	49		189		(140)
Equity (loss) income, net of tax	(1)		3		(4)	1		6		(5)
Net income	31		90		(59)	50		195		(145)
Net income attributable to noncontrolling interest	4		4		—	7		11		(4)
Net income attributable to Delphi Technologies	$27		$86		$(59)	$43		$184		$(141)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2019 versus June 30, 2018.

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,121	$1,232	$(111)	$(61)	$(1)	$(49)	$—	$(111)
Total net sales for the three months ended June 30, 2019 decreased 9% compared to the three months ended June 30, 2018. We experienced decreased volume in North America, driven by the ongoing transition in certain customer programs, Europe, driven by the continuing decline in passenger car diesel fuel systems, and Asia Pacific, driven by the overall market decline in China and unfavorable mix. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan, which also negatively impacted sales for both the Powertrain Systems and Aftermarket segments.
Below is a summary of our total net sales for the six months ended June 30, 2019 versus June 30, 2018.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$2,272	$2,528	$(256)	$(136)	$(10)	$(110)	$—	$(256)

Total net sales for the six months ended June 30, 2019 decreased 10% compared to the six months ended June 30, 2018. We experienced a decrease in volume primarily in Asia Pacific and North America. In addition, the unfavorable variance in net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan.

Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $36 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$955	$991	$36	$—	$—	$34	$(1)	$3	$36
Gross margin ($)	$166	$241	$(75)	$(61)	$(1)	$(15)	$(1)	$3	$(75)
Gross margin (%)	14.8%	19.6%
The change in cost of sales primarily reflects the impacts from currency exchange and the timing of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from passenger car diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products.
Cost of sales decreased $99 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$1,938	$2,037	$99	$(2)	$—	$80	$17	$4	$99
Gross margin ($)	$334	$491	$(157)	$(138)	$(10)	$(30)	$17	$4	$(157)
Gross margin (%)	14.7%	19.4%
The change in cost of sales primarily reflects the impacts from currency exchange, improved operational performance and the timing of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from passenger car diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$103	$105	$2

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$207	$202	$(5)
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A increased as a percentage of sales for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. This is primarily due to the write-off of certain capitalized information technology assets and an increase in information technology costs.

Amortization

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$2	$2	$—

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$8	$6	$(2)
Amortization expense reflects the non-cash charge related to definite-lived intangible assets. The increase in amortization during the six months ended June 30, 2019 compared to 2018 reflects impairment of $3 million of certain intellectual property.

Restructuring

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Restructuring	$5	$12	$7

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Restructuring	$8	$23	$15
Restructuring charges during the three and six months ended June 30, 2019 related to programs focused on the continued rotation of our manufacturing footprint and reduction of global overhead costs.

The restructuring charges during the three and six months ended June 30, 2018 primarily included $5 million and $13 million for programs focused on the continued rotation of our manufacturing footprint to best cost locations in Europe.
As we operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further adjust our cost structure and optimize our manufacturing footprint. From time to time, we may incur restructuring expenses to align manufacturing capacity and other costs with prevailing regional automotive production levels and locations, to improve the efficiency and utilization of other locations and in order to increase investment in advanced technologies and engineering. Currently, we anticipate total expenses related to restructuring activity to approximate between $35 million and $45 million in 2019. Refer to Note 8. Restructuring for further information regarding restructuring activities. Future restructuring actions are dependent on market conditions, customer actions and other factors and may have a material impact on our results of operations.

Interest Expense

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$18	$19	$1

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$36	$39	$3
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$8	$4	$4

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other (expense) income, net	$(4)	$10	$(14)
The increase in other income for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily due to:

•	A decrease of $7 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans; offset by

•	A decrease to income of $3 million related to remeasurement of cross currency intercompany loans.
The increase in other expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is primarily due to:

•
An increase of $6 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans (primarily due to the $15 million curtailment loss associated with the closure of the defined benefit plans in the U.K. to future accruals); and

•	A decrease to income of $7 million related to remeasurement of cross currency intercompany loans.

Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$14	$20	$6

	Six Months Ended June 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$22	$42	$20
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three and six months ended June 30, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three and six months ended June 30, 2019 includes net discrete tax expense of $1 million and net discrete tax benefit of less than $1 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. The Company’s effective tax rate for the three and six months ended June 30, 2018 includes net discrete tax expense of $2 million and $2 million, respectively.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures high quality components and complete engine management systems to help optimize performance, emissions and fuel economy. The products include fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with the DC/DC converters and inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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

The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income	$64	$17	$—	$81
Restructuring	(4)	(1)	—	(5)
Separation costs (1)	(11)	(2)	—	(13)
Asset impairments	(4)	(1)	—	(5)
Pension charges (2)	(2)	—	—	(2)
Operating income	$43	$13	$—	56
Interest expense				(18)
Other income, net				8
Income before income taxes and equity income				46
Income tax expense				(14)
Equity loss, net of tax				(1)
Net income				31
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$27

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended June 30, 2018:
Adjusted operating income	$134	$22	$—	$156
Restructuring	(11)	(1)	—	(12)
Separation costs (1)	(17)	(4)	—	(21)
Asset impairments	(1)	—	—	(1)
Operating income	$105	$17	$—	122
Interest expense				(19)
Other income, net				4
Income before income taxes and equity income				107
Income tax expense				(20)
Equity income, net of tax				3
Net income				90
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$86

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income	$140	$28	$—	$168
Restructuring	(7)	(1)	—	(8)
Separation costs (1)	(27)	(4)	—	(31)
Asset impairments	(7)	(1)	—	(8)
Pension charges (2)	(9)	(1)	—	(10)
Operating income	$90	$21	$—	111
Interest expense				(36)
Other expense, net				(4)
Income before income taxes and equity income				71
Income tax expense				(22)
Equity income, net of tax				1
Net income				50
Net income attributable to noncontrolling interest				7
Net income attributable to Delphi Technologies				$43

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Six Months Ended June 30, 2018:
Adjusted operating income	$276	$39	$—	$315
Restructuring	(22)	(1)	—	(23)
Separation costs (1)	(25)	(6)	—	(31)
Asset impairments	(1)	—	—	(1)
Operating income	$228	$32	$—	260
Interest expense				(39)
Other income, net				10
Income before income taxes and equity income				231
Income tax expense				(42)
Equity income, net of tax				6
Net income				195
Net income attributable to noncontrolling interest				11
Net income attributable to Delphi Technologies				$184

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

The Company’s chief operating decision maker recently announced changes to the Company’s organization structure, effective July 2019. As a result of these changes, it is expected that the Company’s chief operating decision maker will make changes to how he assesses the performance of the business and allocates resources. Therefore, the Company anticipates this will result in a changes to its operating segments by the filing of the Company’s Form 10-K for the year ended December 31, 2019. As of June 30, 2019 the Company’s chief operating decision maker continues to assess the performance of the business and allocate resources using the operating segments noted above.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2019 and 2018 are as follows:
Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$971	$1,086	$(115)	$(70)	$(45)	$—	$(115)
Aftermarket	214	215	(1)	6	(7)	—	(1)
Eliminations and Other	(64)	(69)	5	2	3	—	5
Total	$1,121	$1,232	$(111)	$(62)	$(49)	$—	$(111)

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$1,991	$2,239	$(248)	$(148)	$(100)	$—	$(248)
Aftermarket	407	432	(25)	(8)	(17)	—	(25)
Eliminations and Other	(126)	(143)	17	10	7	—	17
Total	$2,272	$2,528	$(256)	$(146)	$(110)	$—	$(256)
Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Powertrain Systems	12.6%	17.6%	12.6%	17.6%
Aftermarket	20.6%	23.3%	20.4%	22.7%
Total	14.8%	19.6%	14.7%	19.4%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$64	$134	$(70)	$(57)	$(11)	$4	$(6)	$(70)
Aftermarket	17	22	(5)	1	(1)	1	(6)	(5)
Total	$81	$156	$(75)	$(56)	$(12)	$5	$(12)	$(75)
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was impacted by volume and contractual price changes, including product mix, operational performance improvements and the timing of cost recoveries. The change related to product mix is principally related to a shift in customer demand from passenger car diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products. Adjusted operating income was also impacted by $8 million of increased depreciation and amortization, included in Other above, which is primarily due to the increased fixed asset base.

	Six Months Ended June 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$140	$276	$(136)	$(137)	$(19)	$22	$(2)	$(136)
Aftermarket	28	39	(11)	(3)	(5)	1	(4)	(11)
Total	$168	$315	$(147)	$(140)	$(24)	$23	$(6)	$(147)
As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was impacted by volume and contractual price changes, including product mix, operational performance improvements and the timing of cost recoveries. The change related to product mix is principally related to a shift in customer demand from passenger car diesel fuel systems and the continued investments in GDi fuel systems and power electronics, which we have identified as key growth products. Adjusted operating income was also impacted by the following items in Other above:

•	$11 million of increased depreciation and amortization during the six months ended June 30, 2019, primarily due to the increased fixed asset base; partially offset by

•	$4 million of decreased warranty costs during the six months ended June 30, 2019; and

•	The absence of $3 million of costs incurred during the six months ended June 30, 2018 related to commercial settlements.

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
As of June 30, 2019, we had cash and cash equivalents of $162 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined in Note 9. Debt to the unaudited consolidated financial statements included herein. As of June 30, 2019, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,514 million, primarily consisting of $712 million principal outstanding under the $750 million five-year-year term loan pursuant to the Credit Agreement and $800 million principal outstanding under the $800 million senior unsecured notes due 2025. As of June 30, 2019, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information on the Credit Agreement and the Senior Notes.
We expect available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any repurchases of outstanding ordinary shares pursuant to our approved share repurchase program as described below, any mandatory payments required under the Credit Agreement as described in Note 9. Debt to the unaudited consolidated financial statements included herein, dividends on ordinary shares, capital expenditures and funding of potential acquisitions, as applicable).
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total number of shares repurchased	845,959	—	1,583,876	—
Average price paid per share	$17.73	$—	$18.94	$—
Total (in millions)	$15	$—	$30	$—
All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Cash Flows
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances and may also utilize short-term financing, including our Revolving Credit Facility, to provide the funds necessary to meet our global liquidity needs. We utilize a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate.
Operating activities—Net cash provided by operating activities totaled $91 million and $239 million for the six months ended June 30, 2019 and 2018, respectively. Cash flow from operating activities for the six months ended June 30, 2019 consisted primarily of net earnings of $50 million increased by $130 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $94 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the six months ended June 30, 2018 consisted primarily of net earnings of $195 million increased by $122 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $85 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $230 million for the six months ended June 30, 2019, as compared to $138 million for the six months ended June 30, 2018. The increase in usage is primarily attributable to $111 million of increased capital expenditures during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Financing activities—Net cash used in financing activities totaled $58 million and $56 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows used in financing activities for the six months ended June 30, 2019 primarily included $19 million long-term debt repayments, $29 million paid to repurchase ordinary shares and $8 million of dividend payments of consolidated affiliates to minority shareholders. Cash flows used in financing activities for the six months ended June 30, 2018, primarily included $10 million of dividend payments of consolidated affiliates to minority shareholders and $30 million of dividend payments on ordinary shares.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2019.

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
As of June 30, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended June 30, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
April 1, 2019 to April 30, 2019	—	$—	—	$185
May 1, 2019 to May 31, 2019	157,436	$16.43	157,436	$182
June 1, 2019 to June 30, 2019	688,523	$18.03	688,523	$170
Total	845,959	$17.73	845,959

(1)	The total number of shares purchased under the plan approved by the Board of Directors are described below.

(2)
In January 2019, the Board of Directors approved a $200 million share repurchase program, which commenced in February 2019. Repurchases are made at management’s discretion from time to time on the open market or through privately negotiated transactions. The program is expected to be completed by December 31, 2021.

ITEM 6. EXHIBITS

Exhibit Number	Description
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: August 2, 2019