Form 10-Q
period 2019-09-30
Delphi Technologies PLC
filed 2019-10-31
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of the registrant’s ordinary shares outstanding as of October 25, 2019, was 86,071,640.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per share amounts)
Net sales	$1,033	$1,159	$3,305	$3,687
Operating expenses:
Cost of sales	883	965	2,821	3,002
Selling, general and administrative	89	105	296	307
Amortization	3	3	11	9
Restructuring (Note 8)	13	5	21	28
Total operating expenses	988	1,078	3,149	3,346
Operating income	45	81	156	341
Interest expense	(16)	(20)	(52)	(59)
Other income (expense), net (Note 18)	8	(6)	4	4
Income before income taxes and equity income	37	55	108	286
Income tax expense	(21)	(12)	(43)	(54)
Income before equity income	16	43	65	232
Equity income, net of tax	1	—	2	6
Net income	17	43	67	238
Net income attributable to noncontrolling interest	3	4	10	15
Net income attributable to Delphi Technologies	$14	$39	$57	$223

Net income per share attributable to Delphi Technologies:
Basic	$0.16	$0.44	$0.65	$2.51
Diluted	$0.16	$0.44	$0.65	$2.51

Weighted average ordinary shares outstanding:
Basic	86.90	88.74	87.70	88.74
Diluted	86.91	88.97	87.85	88.98

Cash dividends declared per share	$—	$0.17	$—	$0.51
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Net income	$17	$43	$67	$238
Other comprehensive (loss) income:
Currency translation adjustments	(43)	(3)	(49)	(57)
Net change in unrecognized gain on derivative instruments, net of tax (Note 16)	33	2	40	4
Employee benefit plans adjustment, net of tax	8	4	51	20
Other comprehensive (loss) income	(2)	3	42	(33)
Comprehensive income	15	46	109	205
Comprehensive income attributable to noncontrolling interests	3	3	9	12
Comprehensive income attributable to Delphi Technologies	$12	$43	$100	$193
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$104	$359
Restricted cash	1	1
Accounts receivable, net	842	878
Inventories, net (Note 3)	518	521
Other current assets (Note 4)	192	172
Total current assets	1,657	1,931
Long-term assets:
Property, net	1,481	1,445
Investments in affiliates	40	44
Intangible assets, net	57	69
Goodwill	6	7
Deferred income taxes	252	280
Other long-term assets (Note 4)	265	117
Total long-term assets	2,101	1,962
Total assets	$3,758	$3,893
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 9)	$43	$43
Accounts payable	728	906
Accrued liabilities (Note 5)	460	428
Total current liabilities	1,231	1,377
Long-term liabilities:
Long-term debt (Note 9)	1,465	1,488
Pension and other postretirement benefit obligations (Note 10)	383	467
Other long-term liabilities (Note 5)	187	123
Total long-term liabilities	2,035	2,078
Total liabilities	3,266	3,455
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 86,071,640 and 88,491,963 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	406	407
Retained earnings	321	296
Accumulated other comprehensive loss (Note 15)	(369)	(412)
Total Delphi Technologies shareholders’ equity	359	292
Noncontrolling interest	133	146
Total shareholders’ equity	492	438
Total liabilities and shareholders’ equity	$3,758	$3,893
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(in millions)
Cash flows from operating activities:
Net income	$67	$238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	153	136
Amortization	11	9
Amortization of deferred debt issuance costs	3	3
Restructuring expense, net of cash paid	(8)	(23)
Deferred income taxes	11	6
Pension and other postretirement benefit expenses	16	33
Income from equity method investments, net of dividends received	(2)	(6)
Gain on sale of assets	—	(1)
Share-based compensation	14	15
Changes in operating assets and liabilities:
Accounts receivable, net	36	92
Inventories	3	(57)
Other assets	(9)	—
Accounts payable	(93)	(88)
Accrued and other long-term liabilities	(27)	(21)
Other, net	10	(9)
Pension contributions	(35)	(34)
Net cash provided by operating activities	150	293
Cash flows from investing activities:
Capital expenditures	(322)	(185)
Proceeds from sale of property	5	2
Proceeds from insurance settlement claims	—	1
Cost of technology investments	—	(7)
Settlement of undesignated derivatives	(1)	(2)
Net cash used in investing activities	(318)	(191)
Cash flows from financing activities:
Net proceeds (repayments) under short-term debt agreements	3	(2)
Repayments under long-term debt agreements	(28)	(14)
Dividend payments of consolidated affiliates to minority shareholders	(11)	(12)
Distribution of cash dividends	—	(45)
Taxes withheld and paid on employees’ restricted share awards	(2)	(5)
Repurchase of ordinary shares	(44)	(9)
Net cash used in financing activities	(82)	(87)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(5)	(12)
(Decrease) increase in cash, cash equivalents and restricted cash	(255)	3
Cash, cash equivalents and restricted cash at beginning of the period	360	339
Cash, cash equivalents and restricted cash at end of the period	$105	$342
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2019
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2018	89	$1	$407	$296	$(412)	$292	$146	$438
Net income	—	—	—	16	—	16	3	19
Other comprehensive income	—	—	—	—	58	58	1	59
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2019	88	$1	$406	$301	$(354)	$354	$142	$496
Net income	—	—	—	27	—	27	4	31
Other comprehensive loss	—	—	—	—	(13)	(13)	(2)	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(1)	(1)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2019	87	$1	$406	$317	$(367)	$357	$143	$500
Net income	—	—	—	14	—	14	3	17
Other comprehensive loss	—	—	—	—	(2)	(2)	—	(2)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(13)	(13)
Repurchase of ordinary shares	(1)	—	(5)	(10)	—	(15)	—	(15)
Share-based compensation	—	—	5	—	—	5	—	5
Balance at September 30, 2019	86	$1	$406	$321	$(369)	$359	$133	$492

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2017	89	$1	$431	$7	$(371)	$68	$164	$232
Net income	—	—	—	98	—	98	7	105
Other comprehensive income	—	—	—	—	20	20	2	22
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(10)	(10)
Separation related adjustments	—	—	(32)	—	—	(32)	—	(32)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	(5)	—	(5)
Balance at March 31, 2018	89	$1	$399	$90	$(351)	$139	$163	$302
Net income	—	—	—	86	—	86	4	90
Other comprehensive loss	—	—	—	—	(54)	(54)	(4)	(58)
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Separation related adjustments	—	—	(4)	—	—	(4)	—	(4)
Share-based compensation	—	—	5	—	—	5	—	5
Balance at June 30, 2018	89	$1	$400	$161	$(405)	$157	$163	$320
Net income	—	—	—	39	—	39	4	43
Other comprehensive income	—	—	—		4	4	(1)	3
Dividends on ordinary shares	—	—	—	(15)	—	(15)	—	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(2)	(2)
Separation related adjustments	—	—	23	—	—	23	—	23
Repurchase of ordinary shares	—	—	(1)	(9)	—	(10)	—	(10)
Share-based compensation	—	—	5	—	—	5	—	5
Balance at September 30, 2018	89	$1	$427	$176	$(401)	$203	$164	$367
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
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These financial statements include all adjustments, which consist of normal recurring items, necessary for a fair presentation. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Delphi Technologies’ Annual Report on Form 10-K for the year ended December 31, 2018.

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

The adoption of this guidance resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $111 million and $113 million, respectively, on the Company’s consolidated balance sheet as of September 30, 2019. The adoption did not have a material impact on its consolidated statements of operations or cash flows. Refer to Note 6. Leases for additional information.
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
Recently issued accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The Company will adopt this ASU on January 1, 2020. This guidance is applicable to the Company’s accounts receivable allowance for doubtful accounts, reimbursable engineering costs, notes receivable and cash equivalents. The Company is assessing historical loss information as it relates to these items and how that data correlates with certain economic benchmarks. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

3. INVENTORIES, NET
A summary of inventories is shown below:

	September 30, 2019	December 31, 2018

	(in millions)
Productive material	$247	$250
Work-in-process	46	36
Finished goods	225	235
Total	$518	$521

4. ASSETS
Other current assets consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Value added tax receivable	$113	$98
Reimbursable engineering costs	21	17
Prepaid insurance and other expenses	21	14
Income and other taxes receivable	14	16
Derivative financial instruments (Note 16)	9	4
Return assets (Note 12)	5	7
Notes receivable	4	15
Other	5	1
Total	$192	$172

Other long-term assets consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Operating lease assets (Note 6)	$111	$—
Income and other taxes receivable	43	53
Derivative financial instruments (Note 16)	32	—
Investment in Tula Technology, Inc.	21	21
Investment in PolyCharge America, Inc.	6	7
Reimbursable engineering costs	6	—
Debt issuance costs	3	3
Other	43	33
Total	$265	$117

5. LIABILITIES
Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Income and other taxes payable	$66	$63
Warranty obligations (Note 7)	57	68
Payroll-related obligations	52	45
Restructuring (Note 8)	47	46
Deferred reimbursable engineering	39	31
Accrued rebates	30	29
Operating lease liabilities (Note 6)	20	—
Accrued interest	19	12
Freight	16	20
Outside services	12	13
Dividends to minority shareholders	11	—
Deferred cost reimbursement	8	5
Employee benefits	7	16
Customer deposits	5	5
Other	71	75
Total	$460	$428

Other long-term liabilities consisted of the following:

	September 30, 2019	December 31, 2018

	(in millions)
Operating lease liabilities (Note 6)	$93	$—
Accrued income taxes	40	46
Warranty obligations (Note 7)	23	28
Deferred income taxes	17	14
Restructuring (Note 8)	8	19
Environmental (Note 11)	2	2
Derivative financial instruments (Note 16)	—	6
Other	4	8
Total	$187	$123

6. LEASES
On January 1, 2019, Delphi Technologies adopted ASC Topic 842, Leases, which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for leases, with the exception of short-term leases. The Company leases real estate (including manufacturing sites and technical centers), office equipment, automobiles, forklifts and certain other equipment under finance and operating leases. As of September 30, 2019, the remaining lease terms range from 1 year to 9 years. Many of the Company’s leases include rent escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments and lease term, as appropriate. During the nine months ended September 30, 2019, the Company obtained $8 million of lease assets in exchange for new operating lease liabilities.
The Company is a lessor for certain owned real estate. Rental income for these leases is included within other income, net and was not material for the nine months ended September 30, 2019.
The table below presents supplemental balance sheet information related to leases as of September 30, 2019:

		September 30, 2019

		(in millions)
Assets	Balance Sheet Location
Operating lease assets	Other long-term assets (Note 4)	$111
Finance lease assets	Property, net	14
	Total lease assets	$125

Liabilities
Current
Operating leases	Accrued liabilities (Note 5)	$20
Finance leases	Short-term debt (Note 9)	2
Long-term
Operating leases	Other long-term liabilities (Note 5)	93
Finance leases	Long-term debt (Note 9)	12
	Total lease liabilities	$127

The table below presents the components of lease costs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(in millions)
Finance lease cost - amortization of lease assets (1)	$—	$1
Operating lease cost (2)	9	27
Total lease cost	$9	$28

(1)	Includes interest on finance lease liabilities, which was not material.

(2)	Includes short-term leases and variable lease costs, which were not material.
The table below presents the weighted-average remaining lease term and discount rate as of September 30, 2019:

Weighted-average remaining lease term (in years):
Operating leases	6.54
Finance leases	8.33
Weighted-average discount rate:
Operating leases	6.16%
Finance leases	4.11%

The table below presents supplemental cash flow information related to leases during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$7	$21

(1)	Operating and financing cash flows for finance leases were not material for the three and nine months ended September 30, 2019.

The table below reconciles the undiscounted future minimum lease payments to the lease liabilities recorded on the balance sheet as of September 30, 2019:

	Operating Leases	Finance Leases	Total

	(in millions)
Remainder of 2019	$7	$1	$8
2020	26	2	28
2021	23	2	25
2022	20	2	22
2023	14	2	16
Thereafter	48	8	56
Total future minimum lease payments	138	17	155
Less: amount of lease payments representing interest	(25)	(3)	(28)
Total lease liabilities	$113	$14	$127

As of September 30, 2019, the Company has an additional lease that has not yet commenced totaling $14 million of undiscounted future minimum lease payments. This lease will commence in 2020 with a lease term of 11 years.

7. WARRANTY OBLIGATIONS
Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of September 30, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of September 30, 2019 to be up to $5 million.

The table below summarizes the activity in the product warranty liability for the nine months ended September 30, 2019:

Warranty Obligations

(in millions)
Accrual balance at December 31, 2018	$96
Provision for estimated warranties incurred during the period	31
Changes in estimate for pre-existing warranties	1
Settlements made during the period (in cash or in kind)	(45)
Foreign currency translation and other	(3)
Accrual balance at September 30, 2019	$80

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
As part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $13 million and $21 million during the three and nine months ended September 30, 2019, respectively. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $5 million and $28 million during the three and nine months ended September 30, 2018, respectively.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $29 million and $51 million in the nine months ended September 30, 2019 and 2018, respectively.
The following table summarizes the restructuring charges recorded for the three and nine months ended September 30, 2019 and 2018 by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Powertrain Systems	$12	$9	$19	$31
Aftermarket	1	(4)	2	(3)
Total	$13	$5	$21	$28

The table below summarizes the activity in the restructuring liability for the nine months ended September 30, 2019:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at December 31, 2018	$64	$1	$65
Provision for estimated expenses during the period	21	—	21
Payments made during the period	(29)	—	(29)
Foreign currency and other	(2)	—	(2)
Accrual balance at September 30, 2019	$54	$1	$55

9. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
	(in millions)
Term Loan A Facility (net of $3 and $4 unamortized issuance costs)	$700	$727
Senior Notes at 5.00% (net of $10 and $12 unamortized issuance costs and $3 and $3 discount, respectively)	787	785
Finance lease liabilities and other	21	19
Total debt	1,508	1,531
Less: current portion	(43)	(43)
Long-term debt	$1,465	$1,488

Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility due 2022 (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of September 30, 2019, there were no amounts drawn on the Revolving Credit Facility.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement) of not greater than 3.5 to 1.0. The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of September 30, 2019.
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”).
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of September 30, 2019.
Other Financing
Receivable factoring—The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and nine months ended September 30, 2019, $38 million and $112 million of receivables were sold under these arrangements, and expenses of $1 million and $3 million were recognized within interest expense, respectively. During the three and nine months ended September 30, 2018, $30 million and $75 million of receivables were sold under these arrangements, and expenses of $1 million and $3 million were recognized within interest expense, respectively.
In addition, during the nine months ended September 30, 2019 and September 30, 2018, one of the Company’s European subsidiaries factored, without recourse, $21 million and $22 million of receivables related to certain foreign research credits to a financial institution, respectively. These transactions were accounted for as true sales of the receivables, and the Company therefore derecognized these amounts from other long-term assets in the consolidated balance sheet as a result of these transactions. During the three and nine months ended September 30, 2019 and September 30, 2018, less than $1 million of expenses were recognized within interest expense related to these transactions.

Finance leases—There were approximately $14 million and $14 million of finance lease obligations outstanding as of September 30, 2019 and December 31, 2018, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $42 million and $46 million, for the nine months ended September 30, 2019 and 2018, respectively.

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
Effective March 31, 2019, the Company has frozen future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the nine months ended September 30, 2019, related to curtailing the defined benefit pension plans in the U.K. The Company also recognized a charge of $2 million and $11 million in the three and nine months ended September 30, 2019, respectively, related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension (income) expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018

	(in millions)
Service cost	$2	$10
Interest cost	9	8
Expected return on plan assets	(14)	(13)
Amortization of actuarial losses	1	6
Net periodic benefit (income) cost	$(2)	$11

	Nine Months Ended September 30,
	2019	2018

	(in millions)
Service cost	$11	$29
Interest cost	27	26
Expected return on plan assets	(43)	(40)
Curtailment loss	15	—
Amortization of actuarial losses	6	18
Net periodic benefit cost	$16	$33

Other postretirement benefit obligations were $1 million and $1 million at September 30, 2019 and December 31, 2018, respectively.

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
We estimate our reasonably possible loss in excess of the amounts accrued for ordinary business claims to be up to $15 million, exclusive of the environmental matters discussed below.
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of September 30, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities) and $3 million (of which $1 million was recorded in accrued liabilities and $2 million was recorded in other long-term liabilities), respectively. At September 30, 2019, the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

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
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
North America	$305	$328	$957	$1,033
Europe	452	508	1,514	1,623
Asia Pacific	245	288	735	927
South America	31	35	99	104
Total	$1,033	$1,159	$3,305	$3,687

The Powertrain Systems segment primarily serves OEMs along with certain Tier 1 suppliers (one that supplies vehicle components directly to manufacturers) and the Aftermarket segment serves independent aftermarket customers and original equipment service customers.
In the following table, net sales is disaggregated by major product group, sales channels and type of customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Sales to OEMs and Tier 1 customers:
Internal combustion engine products	$650	$686	$2,077	$2,230
Electronics & electrification products	169	256	607	808
Total sales to OEMs and Tier 1 customers (Powertrain Systems segment)	819	942	2,684	3,038

Sales to independent aftermarket customers	154	155	454	469
Sales to original equipment service customers	60	62	167	180
Total sales to aftermarket customers (Aftermarket segment)	$214	$217	$621	$649
Total	$1,033	$1,159	$3,305	$3,687

Contract Balances

As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of September 30, 2019 and December 31, 2018 the recognition of revenue over time resulted in approximately $1 million and $1 million of unbilled accounts receivable, respectively, which are included in accounts receivable, net. There were no other contract assets or liabilities as of September 30, 2019 and December 31, 2018 as defined by ASC 606.
Return Assets
The Aftermarket segment provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of September 30, 2019 and December 31, 2018, the Company had return assets of $5 million and $7 million, respectively, included in other current assets.
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
The Company’s income tax expense and effective tax rate for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
	2019	2018

Income tax expense	$43	$54
Effective tax rate	40%	19%

The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

The Company’s effective tax rate for the nine months ended September 30, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. The Company’s effective tax rate for the nine months ended September 30, 2019 includes net discrete tax expense of $3 million. The effective tax rate for the nine months ended September 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. The Company’s effective tax rate for the nine months ended September 30, 2018 includes net discrete tax expense of $4 million.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $44 million and $70 million for the nine months ended September 30, 2019 and 2018, respectively.

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
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$14	$39	$57	$223
Denominator:
Weighted average ordinary shares outstanding, basic	86.90	88.74	87.70	88.74
Dilutive shares related to restricted stock units (“RSUs”)	0.01	0.23	0.15	0.24
Weighted average ordinary shares outstanding, including dilutive shares	86.91	88.97	87.85	88.98

Net income per share attributable to Delphi Technologies:
Basic	$0.16	$0.44	$0.65	$2.51
Diluted	$0.16	$0.44	$0.65	$2.51
Anti-dilutive securities share impact	—	—	—	—

Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. This authorization was replaced by a new $200 million share repurchase program in January 2019 which was approved by the Board of Directors. Repurchases under this program can be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program. Refer to Note 21. Subsequent Events for additional information.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total number of shares repurchased	1,038,900	293,695	2,622,776	293,695
Average price paid per share	$14.44	$34.05	$17.16	$34.05
Total (in millions)	$15	$10	$45	$10

All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

15. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three and nine months ended September 30, 2019 and 2018 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(170)	$(137)	$(165)	$(85)
Aggregate adjustment for the period (1)	(43)	(2)	(48)	(54)
Balance at end of period	(213)	(139)	(213)	(139)

Gains (losses) on derivatives:
Balance at beginning of period	5	2	(2)	—
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $0)	35	3	46	5
Reclassification to income (net tax effect of $0, $0, $0 and $0)	(2)	(1)	(6)	(1)
Balance at end of period	38	4	38	4

Pension and postretirement plans:
Balance at beginning of period	(202)	(270)	(245)	(286)
Other comprehensive income before reclassifications (net tax effect of $1, $0, $6 and $4)	7	(1)	34	5
Reclassification to income (net tax effect of $0, $1, $4 and $3)	1	5	17	15
Balance at end of period	(194)	(266)	(194)	(266)

Accumulated other comprehensive loss, end of period	$(369)	$(401)	$(369)	$(401)

(1)
Includes gains of $23 million and gains of $25 million, for the three and nine months ended September 30, 2019, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also includes gains of $2 million and losses of $3 million, for the three and nine months ended September 30, 2018, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. During the three and nine months ended September 30, 2019 there were no net changes and losses of $1 million, respectively, related to non-derivative net investment hedges. During the three and nine months ended September 30, 2018 there were losses of $2 million and $2 million, respectively, related to non-derivative net investment hedges. Refer to Note 16. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and nine months ended September 30, 2019 and 2018 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement of Operations
	2019	2018	2019	2018

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(1)	$(6)	$(6)	$(18)	Other income (expense), net (1)
Curtailment	—	—	(15)	—	Other income (expense), net (1)
	(1)	(6)	(21)	(18)	Income before income taxes
	—	1	4	3	Income tax expense
	(1)	(5)	(17)	(15)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$(1)	$(5)	$(17)	$(15)	Net income attributable to Delphi Technologies

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 10. Pension Benefits for additional details).

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

As of September 30, 2019, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan	1,168	RMB	$170
Euro	111	EUR	120
Mexican Peso	574	MXN	30
Singapore Dollar	45	SGD	30
Polish Zloty	136	PLN	30
Turkish Lira	76	TRY	10

As of September 30, 2019, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of September 30, 2019 were approximately $4 million (approximately $4 million, net of tax). Of this total, approximately $2 million of gains are expected to be included in cost of sales and interest expense within the next 12 months and $6 million of losses are expected to be included in cost of sales and interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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

Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of derivative instruments recorded in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location*	September 30, 2019	December 31, 2018	Balance Sheet Location*	September 30, 2019	December 31, 2018

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives	Other current assets	$7	$5	Other current assets	$1	$1
Foreign currency derivatives	Other long-term assets	4	—	Other long-term assets	1	—
Interest rate swaps	Other long-term assets	—	—	Other long-term assets	13	—
Interest rate swaps	Other long-term liabilities	—	—	Other long-term liabilities	—	3

Designated as net investment hedges:
Cross-currency swaps	Other long-term assets	42	—	Other long-term assets	—	—
Cross-currency swaps	Other long-term liabilities	—	—	Other long-term liabilities	—	3
Total designated as hedges		$53	$5		$15	$7

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$5	$—	Other current assets	$2	$—
Foreign currency derivatives	Accrued liabilities	—	—	Accrued liabilities	1	—
Total not designated as hedges		$5	$—		$3	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of September 30, 2019 and a net liability position as of December 31, 2018.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2019 and 2018 is as follows:

Three Months Ended September 30, 2019	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$5	$2
Interest rate swaps	(1)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	31	—
Total	$35	$2

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$2
Total		$2

Three Months Ended September 30, 2018	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$3	$1
Total	$3	$1

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$4
Total		$4

Nine Months Ended September 30, 2019	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$11	$6
Interest rate swaps	(10)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	45	—
Total	$46	$6

		Gain Recognized in Income
		(in millions)
Derivatives not designated		$2
Total		$2

Nine Months Ended September 30, 2018	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$5	$1
Total	$5	$1

		Loss Recognized in Income
		(in millions)
Derivatives not designated		$(4)
Total		$(4)

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
As of September 30, 2019 Delphi Technologies was in a net derivative asset position of $40 million. As of December 31, 2018 Delphi Technologies was in a net derivative liability position of $2 million. No significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 16. Derivatives and Hedging Activities for further information regarding derivatives.
As of September 30, 2019 and December 31, 2018 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2019:
Foreign currency derivatives	$12	$—	$12	$—
Interest rate swaps*	(13)	—	(13)	—
Cross-currency swaps*	42	—	42	—
Total	$41	$—	$41	$—
As of December 31, 2018:
Foreign currency derivatives	$4	$—	$4	$—
Total	$4	$—	$4	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
As of September 30, 2019 and December 31, 2018 Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of September 30, 2019:
Foreign currency derivatives	$1	$—	$1	$—
Total	$1	$—	$1	$—
As of December 31, 2018:
Interest rate swaps*	$3	$—	$3	$—
Cross-currency swaps*	3	—	3	—
Total	$6	$—	$6	$—

* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of finance lease liabilities, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of September 30, 2019 and December 31, 2018, total debt was recorded at $1,508 million and $1,531 million, respectively, and had estimated fair values of $1,422 million and $1,415 million, respectively. For all other financial instruments recorded at September 30, 2019 and December 31, 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and nine months ended September 30, 2019, Delphi Technologies recorded non-cash asset impairment charges totaling $1 million and $9 million, respectively, within selling, general and administrative and amortization related to certain fixed assets and intangible assets. During the three and nine months ended September 30, 2018, Delphi Technologies recorded non-cash asset impairment charges totaling less than $1 million and $1 million, respectively, within cost of sales related to declines in the fair values of certain intangible assets and fixed assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

18. OTHER INCOME, NET
Other income (expense), net included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions)
Interest income	$3	$3	$7	$6
Components of net periodic benefit cost other than service cost (Note 10)	4	(1)	(5)	(4)
Other, net	1	(8)	2	2
Other income (expense), net	$8	$(6)	$4	$4

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
A summary of activity, including award grants, vesting and forfeitures for Delphi Technologies employees is provided below.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2019	679	$42.70
Granted	1,210	24.87
Vested	(172)	43.41
Forfeited	(91)	32.02
Nonvested, September 30, 2019	1,626	28.40

During the nine months ended September 30, 2019, the Company entered into an individual one-time award of non-qualified stock options to purchase ordinary shares of the Company, which options had a grant date fair value of $3 million based on a contemporaneous valuation performed by an independent valuation specialist. The options become exercisable in equal parts annually over a 5-year period commencing on the first anniversary of the grant. The options will be exercisable, subject to vesting, for a period of 10 years after the grant date.
Share-based compensation expense recorded within the consolidated statement of operations was $5 million ($5 million, net of tax) and $14 million ($14 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and nine months ended September 30, 2019, respectively. Share-based compensation expense recorded within the consolidated statement of operations was $5 million ($5 million, net of tax) and $15 million ($15 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and nine months ended September 30, 2018, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of September 30, 2019, unrecognized compensation expense on a pretax basis of approximately $30 million is anticipated to be recognized over a weighted average period of approximately 2 years.

20. SEGMENT REPORTING
Delphi Technologies operates its core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures high quality components and complete engine management systems to help optimize performance, emissions and fuel economy. The products include fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with DC/DC converters, inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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

Included below are sales and operating data for the Company’s segments for the three and nine months ended September 30, 2019 and 2018.

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Net sales	$888	$214	$(69)	$1,033
Depreciation & amortization	$52	$2	$—	$54
Adjusted operating income	$49	$22	$—	$71
Operating income	$26	$19	$—	$45
Equity income, net of tax	$1	$—	$—	$1
Net income attributable to noncontrolling interest	$3	$—	$—	$3

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Net sales	$1,017	$217	$(75)	$1,159
Depreciation & amortization	$46	$1	$—	$47
Adjusted operating income	$92	$16	$—	$108
Operating income	$66	$15	$—	$81
Equity income, net of tax	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$3	$1	$—	$4

	Powertrain Systems	Aftermarket		Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Net sales	$2,879	$621		$(195)	$3,305
Depreciation & amortization	$159	$5		$—	$164
Adjusted operating income	$189	$50		$—	$239
Operating income	$116	$40		$—	$156
Equity income, net of tax	$2	$—	—	$—	$2
Net income attributable to noncontrolling interest	$10	$—		$—	$10

	Powertrain Systems	Aftermarket	Eliminations and Other (1)	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Net sales	$3,256	$649	$(218)	$3,687
Depreciation & amortization	$142	$3	$—	$145
Adjusted operating income	$368	$55	$—	$423
Operating income	$294	$47	$—	$341
Equity income, net of tax	$6	$—	$—	$6
Net income attributable to noncontrolling interest	$14	$1	$—	$15

(1)	Eliminations and Other includes the elimination of inter-segment transactions.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, asset impairments, and pension charges. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$49	$22	$—	$71
Restructuring	(12)	(1)	—	(13)
Separation costs (1)	(8)	(2)	—	(10)
Asset impairments	(1)	—	—	(1)
Pension charges (2)	(2)	—	—	(2)
Operating income	$26	$19	$—	45
Interest expense				(16)
Other income, net				8
Income before income taxes and equity income				37
Income tax expense				(21)
Equity income, net of tax				1
Net income				17
Net income attributable to noncontrolling interest				3
Net income attributable to Delphi Technologies				$14

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$92	$16	$—	$108
Restructuring	(9)	4	—	(5)
Separation costs (1)	(17)	(5)	—	(22)
Operating income	$66	$15	$—	81
Interest expense				(20)
Other expense, net				(6)
Income before income taxes and equity income				55
Income tax expense				(12)
Equity income, net of tax				—
Net income				43
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$39

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$189	$50	$—	$239
Restructuring	(19)	(2)	—	(21)
Separation costs (1)	(35)	(6)	—	(41)
Asset impairments	(8)	(1)	—	(9)
Pension charges (2)	(11)	(1)	—	(12)
Operating income	$116	$40	$—	156
Interest expense				(52)
Other income, net				4
Income before income taxes and equity income				108
Income tax expense				(43)
Equity income, net of tax				2
Net income				67
Net income attributable to noncontrolling interest				10
Net income attributable to Delphi Technologies				$57

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$368	$55	$—	$423
Restructuring	(31)	3	—	(28)
Separation costs (1)	(42)	(11)	—	(53)
Asset impairments	(1)	—	—	(1)
Operating income	$294	$47	$—	341
Interest expense				(59)
Other income, net				4
Income before income taxes and equity income				286
Income tax expense				(54)
Equity income, net of tax				6
Net income				238
Net income attributable to noncontrolling interest				15
Net income attributable to Delphi Technologies				$223

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

In July 2019, the Company’s chief operating decision maker announced changes to the Company’s organization structure. As a result of these changes, it is expected that the Company’s chief operating decision maker will make changes to how he assesses the performance of the business and allocates resources. Therefore, the Company anticipates this will result in a change to its operating segments by the filing of the Company’s Form 10-K for the year ended December 31, 2019.

21. SUBSEQUENT EVENTS
On October 31, 2019, the Company announced its intention to restructure the Company’s global technical center footprint and reduce salaried and contract staff. These actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. The Company expects to record pre-tax restructuring charges of up to $200 million related to these actions, nearly all of which will be cash expenditures. The amount and timing of the charges will be based on a variety of factors, including consultations with employee works councils and other employee representatives.
As a result of this restructuring and the Company’s focus on improving cash flow performance, the Company has suspended its share repurchase program.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q, including the exhibits being filed as part of this report, as well as other statements made by the Company, contain forward-looking statements that reflect, when made, the Company’s current views with respect to future events and financial performance. Such forward-looking statements are subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied by such forward-looking statements. All statements that address future operating, financial or business performance or the Company’s strategies or expectations are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to successfully and cost-effectively restructure our global technical center footprint and reduce salaried and contract staff with minimal disruption to our business;

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and nine months ended September 30, 2019. This discussion should be read in conjunction with Item 1. Financial Statements.
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
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our continuing relationship with the Former Parent. These agreements provided for the allocation between Delphi Technologies’ and the Former Parent’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain continuing relationships between Delphi Technologies and the Former Parent. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for descriptions of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, Tax Matters Agreement and Employee Matters Agreement that were entered into in connection with the Separation.

Executive Overview
Our Business
Delphi Technologies is a global provider of propulsion technologies that make vehicles drive cleaner, better and further. We offer pioneering solutions for internal combustion engine, hybrid and electric passenger cars and commercial vehicles. We build on our original equipment expertise to provide leading service solutions for the aftermarket.
Our total net sales during the three and nine months ended September 30, 2019 were $1.0 billion and $3.3 billion, a decrease of 11% and 10%, respectively, compared to the same period of 2018. Volumes declined primarily due to lower global production, particularly in China, the downward trend in passenger car diesel fuel injection systems in Europe, and the closure of certain customer production sites in North America. Overall, passenger car diesel fuel injection systems sales for the three and nine months ended September 2019 were down approximately 40% and 35%, respectively, compared to the same period of 2018. Increased sales of lower-margin products, for example gasoline direct injection (“GDi”) fuel systems, only partially offset these declines. We expect to see these impacts for the foreseeable future. We also expect customer work stoppages in North America to negatively impact our results for the year ended 2019. In addition, we believe that the market for new vehicles, in particular commercial vehicles, may be softening, which will pressure sales of our products.
Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Overall global vehicle production decreased by 6% for the nine months ended September 30, 2019 and is expected to decline 7% from 2018 levels for the full year 2019. Compared to 2018, vehicle production in 2019 is expected to decrease 11% in China, 4% in Europe, 4% in North America and 3% in South America.
Global economic and political uncertainties, including trade disputes, increased market volatility and currency exchange rate fluctuations also could impact our business. For instance, the British government has formally initiated the process for withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”). The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of these developments and will seek to minimize their impact on our business. For the nine months ended September 30, 2019, approximately 20% of our net sales were generated in the U.K., and approximately 15% were denominated in British pounds.
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects that the restructuring will generate gross cost savings of more than $150 million in 2022, with approximately $50 million targeted in 2020. Refer to Note 21. Subsequent Events to the unaudited consolidated financial statements for additional information.
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

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018
The results of operations for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019		2018		Favorable/(unfavorable)	2019		2018		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$1,033		$1,159		$(126)	$3,305		$3,687		$(382)
Cost of sales	883		965		82	2,821		3,002		181
Gross margin	150	14.5%	194	16.7%	(44)	484	14.6%	685	18.6%	(201)
Selling, general and administrative	89		105		16	296		307		11
Amortization	3		3		—	11		9		(2)
Restructuring	13		5		(8)	21		28		7
Operating income	45		81		(36)	156		341		(185)
Interest expense	(16)		(20)		4	(52)		(59)		7
Other income (expense), net	8		(6)		14	4		4		—
Income before income taxes and equity income	37		55		(18)	108		286		(178)
Income tax expense	(21)		(12)		(9)	(43)		(54)		11
Income before equity income	16		43		(27)	65		232		(167)
Equity (loss) income, net of tax	1		—		1	2		6		(4)
Net income	17		43		(26)	67		238		(171)
Net income attributable to noncontrolling interest	3		4		(1)	10		15		(5)
Net income attributable to Delphi Technologies	$14		$39		$(25)	$57		$223		$(166)

Total Net Sales
Below is a summary of our total net sales for the three months ended September 30, 2019 versus September 30, 2018.

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,033	$1,159	$(126)	$(84)	$(9)	$(33)	$—	$(126)
Total net sales for the three months ended September 30, 2019 decreased 11% compared to the three months ended September 30, 2018. We experienced decreased volume due to lower global production, particularly in China, the continuing decline in passenger car diesel fuel injection systems in Europe, and the closure of certain customer production sites in North America. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the Euro and British Pound, which also negatively impacted sales for both the Powertrain Systems and Aftermarket segments.
Below is a summary of our total net sales for the nine months ended September 30, 2019 versus September 30, 2018.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$3,305	$3,687	$(382)	$(220)	$(19)	$(143)	$—	$(382)

Total net sales for the nine months ended September 30, 2019 decreased 10% compared to the nine months ended September 30, 2018. We experienced a decrease in volume primarily in Asia Pacific and North America. In addition, the unfavorable variance in net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan.

Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $82 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$883	$965	$82	$8	$—	$34	$48	$(8)	$82
Gross margin ($)	$150	$194	$(44)	$(76)	$(9)	$1	$48	$(8)	$(44)
Gross margin (%)	14.5%	16.7%
The change in cost of sales primarily reflects the impacts from operational performance improvements, currency exchange and a higher level of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems.
Cost of sales decreased $181 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$2,821	$3,002	$181	$6	$—	$114	$65	$(4)	$181
Gross margin ($)	$484	$685	$(201)	$(214)	$(19)	$(29)	$65	$(4)	$(201)
Gross margin (%)	14.6%	18.6%
The change in cost of sales primarily reflects the impacts from currency exchange, operational performance improvements and the timing of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems.

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$89	$105	$16

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$296	$307	$11
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased as a percentage of sales for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This is primarily due to the impact of cost reduction initiatives, including a focus on reducing global overhead costs. SG&A increased as a percentage of sales for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This is primarily due to the write-off of certain capitalized information technology assets and an increase in information technology costs, partially offset by the impact of cost reduction initiatives, including a focus on reducing global overhead costs.

Amortization

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$3	$3	$—

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Amortization	$11	$9	$(2)
Amortization expense reflects the non-cash charges related to definite-lived intangible assets. The increase in amortization during the nine months ended September 30, 2019 compared to 2018 reflects impairment of $3 million of certain intellectual property.

Restructuring

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Restructuring	$13	$5	$(8)

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Restructuring	$21	$28	$7

Restructuring charges during the three and nine months ended September 30, 2019 and September 30, 2018 related to programs focused on the reduction of global overhead costs and continued rotation of our manufacturing footprint.
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
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects to record pre-tax restructuring charges of up to $200 million related to these actions, nearly all of which will be cash expenditures. Up to approximately $100 million of charges may be incurred in the fourth quarter of 2019, with the majority of the remaining charges expected to be incurred in 2020. The amount and timing of the charges will be based on a variety of factors, including consultations with employee works councils and other employee representatives, and may have a material impact on our results of operations. Refer to Note 8. Restructuring to the unaudited consolidated financial statements included herein for further information regarding restructuring activities.

Interest Expense

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$16	$20	$4

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Interest expense	$52	$59	$7
Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information.

Other Income (Expense), Net

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$8	$(6)	$14

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Other income, net	$4	$4	$—
The increase in other income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily due to:

•	A decrease of $5 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans; offset by

•	An increase to income of $9 million related to remeasurement of cross currency intercompany loans.
The increase in other income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to:

•	An increase to income of $2 million related to remeasurement of cross currency intercompany loans; offset by

•
An increase of $1 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans (primarily due to the $15 million curtailment loss associated with the closure of the defined benefit plans in the U.K. to future accruals); and

Refer to Note 18. Other Income, net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$21	$12	$(9)

	Nine Months Ended September 30,
	2019	2018	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$43	$54	$11
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. The Company’s effective tax rate for the three and nine months ended September 30, 2019 includes net discrete tax expense of $3 million for both periods. The effective tax rate for the three and nine months ended September 30, 2018 was impacted by favorable changes in geographic income mix in 2018 as compared to 2017. The Company’s effective tax rate for the three and nine months ended September 30, 2018 includes net discrete tax expense of $2 million and $4 million, respectively.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:

•
Powertrain Systems, which manufactures high quality components and complete engine management systems to help optimize performance, emissions and fuel economy. The products include fuel injection systems as well as various other powertrain products including valvetrain, fuel delivery modules, ignition coils, canisters, sensors, valves and actuators. This segment also offers electronic control modules and corresponding software, algorithms and calibration that provide centralized and reliable management of various powertrain components. Additionally, we provide power electronics solutions that include supervisory controllers and software, along with the DC/DC converters, inverters and on-board chargers that convert electricity to enable hybrid and electric vehicle propulsion systems.

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

The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2019:
Adjusted operating income	$49	$22	$—	$71
Restructuring	(12)	(1)	—	(13)
Separation costs (1)	(8)	(2)	—	(10)
Asset impairments	(1)	—	—	(1)
Pension charges (2)	(2)	—	—	(2)
Operating income	$26	$19	$—	45
Interest expense				(16)
Other income, net				8
Income before income taxes and equity income				37
Income tax expense				(21)
Equity income, net of tax				1
Net income				17
Net income attributable to noncontrolling interest				3
Net income attributable to Delphi Technologies				$14

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Three Months Ended September 30, 2018:
Adjusted operating income	$92	$16	$—	$108
Restructuring	(9)	4	—	(5)
Separation costs (1)	(17)	(5)	—	(22)
Operating income	$66	$15	$—	81
Interest expense				(20)
Other expense, net				(6)
Income before income taxes and equity income				55
Income tax expense				(12)
Equity income, net of tax				—
Net income				43
Net income attributable to noncontrolling interest				4
Net income attributable to Delphi Technologies				$39

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2019:
Adjusted operating income	$189	$50	$—	$239
Restructuring	(19)	(2)	—	(21)
Separation costs (1)	(35)	(6)	—	(41)
Asset impairments	(8)	(1)	—	(9)
Pension charges (2)	(11)	(1)	—	(12)
Operating income	$116	$40	$—	156
Interest expense				(52)
Other income, net				4
Income before income taxes and equity income				108
Income tax expense				(43)
Equity income, net of tax				2
Net income				67
Net income attributable to noncontrolling interest				10
Net income attributable to Delphi Technologies				$57

	Powertrain Systems	Aftermarket	Eliminations and Other	Total

	(in millions)
For the Nine Months Ended September 30, 2018:
Adjusted operating income	$368	$55	$—	$423
Restructuring	(31)	3	—	(28)
Separation costs (1)	(42)	(11)	—	(53)
Asset impairments	(1)	—	—	(1)
Operating income	$294	$47	$—	341
Interest expense				(59)
Other income, net				4
Income before income taxes and equity income				286
Income tax expense				(54)
Equity income, net of tax				6
Net income				238
Net income attributable to noncontrolling interest				15
Net income attributable to Delphi Technologies				$223

(1)	Separation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company.

(2)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

In July 2019, the Company’s chief operating decision maker announced changes to the Company’s organization structure. As a result of these changes, it is expected that the Company’s chief operating decision maker will make changes to how he assesses the performance of the business and allocates resources. Therefore, the Company anticipates this will result in a change to its operating segments by the filing of the Company’s Form 10-K for the year ended December 31, 2019.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and nine months ended September 30, 2019 and 2018 are as follows:
Net Sales by Segment

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$888	$1,017	$(129)	$(100)	$(29)	$—	$(129)
Aftermarket	214	217	(3)	4	(7)	—	(3)
Eliminations and Other	(69)	(75)	6	3	3	—	6
Total	$1,033	$1,159	$(126)	$(93)	$(33)	$—	$(126)

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$2,879	$3,256	$(377)	$(248)	$(129)	$—	$(377)
Aftermarket	621	649	(28)	(4)	(24)	—	(28)
Eliminations and Other	(195)	(218)	23	13	10	—	23
Total	$3,305	$3,687	$(382)	$(239)	$(143)	$—	$(382)
Gross Margin Percentage by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Powertrain Systems	11.4%	14.7%	12.2%	16.6%
Aftermarket	22.9%	20.7%	21.3%	22.0%
Total	14.5%	16.7%	14.6%	18.6%

Adjusted Operating Income by Segment

	Three Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$49	$92	$(43)	$(80)	$1	$45	$(9)	$(43)
Aftermarket	22	16	6	2	2	3	(1)	6
Total	$71	$108	$(37)	$(78)	$3	$48	$(10)	$(37)
As noted in the table above, Adjusted Operating Income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was impacted by volume and contractual price changes, including product mix, operational performance improvements and a higher level of cost recoveries. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems. Adjusted operating income was also impacted by $9 million of increased depreciation and amortization, included in Other above, which is primarily due to the increased fixed asset base.

	Nine Months Ended September 30,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Powertrain Systems	$189	$368	$(179)	$(217)	$(18)	$67	$(11)	$(179)
Aftermarket	50	55	(5)	(1)	(3)	4	(5)	(5)
Total	$239	$423	$(184)	$(218)	$(21)	$71	$(16)	$(184)
As noted in the table above, Adjusted Operating Income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was impacted by volume and contractual price changes, including product mix, operational performance improvements and the timing of cost recoveries. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems. Adjusted operating income was also impacted by the following items in Other above:

•	$20 million of increased depreciation and amortization during the nine months ended September 30, 2019, primarily due to the increased fixed asset base; partially offset by

•	The absence of $3 million of costs incurred during the nine months ended September 30, 2018 related to commercial settlements.

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
As of September 30, 2019, we had cash and cash equivalents of $104 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined in Note 9. Debt to the unaudited consolidated financial statements included herein. As of September 30, 2019, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,508 million, primarily consisting of $703 million principal outstanding under the $750 million five-year-year term loan pursuant to the Credit Agreement and $800 million principal outstanding under the $800 million senior unsecured notes due 2025. As of September 30, 2019, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 9. Debt to the unaudited consolidated financial statements included herein for additional information on the Credit Agreement and the Senior Notes.
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects to record pre-tax restructuring charges of up to $200 million related to these actions, nearly all of which will be cash expenditures. The Company expects the majority of these cash payments to be paid by the end of 2021. We expect available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any mandatory payments required under the Credit Agreement as described in Note 9. Debt to the unaudited consolidated financial statements included herein, capital expenditures and funding of potential acquisitions, as applicable).
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
Share Repurchases
In July 2018, the Board of Directors approved a $100 million share repurchase authorization, which commenced in September 2018. This authorization was replaced by a new $200 million share repurchase program in January 2019 which was approved by the Board of Directors. Repurchases under this program can be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program. Refer to Note 21. Subsequent Events to the unaudited consolidated financial statements included herein for additional information.
A summary of the ordinary shares repurchased during the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total number of shares repurchased	1,038,900	293,695	2,622,776	293,695
Average price paid per share	$14.44	$34.05	$17.16	$34.05
Total (in millions)	$15	$10	$45	$10
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
Operating activities—Net cash provided by operating activities totaled $150 million and $293 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flow from operating activities for the nine months ended September 30, 2019 consisted primarily of net earnings of $67 million increased by $183 million for non-cash charges for depreciation, amortization and pension costs, partially offset by $123 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the nine months ended September 30, 2018 consisted primarily of net earnings of $238 million increased by $181 million for non-cash charges for depreciation, amortization, and pension costs, partially offset by $140 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $318 million for the nine months ended September 30, 2019, as compared to $191 million for the nine months ended September 30, 2018. The increase in usage is primarily attributable to $137 million of increased capital expenditures during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Financing activities—Net cash used in financing activities totaled $82 million and $87 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows used in financing activities for the nine months ended September 30, 2019 primarily included $28 million of long-term debt repayments, $44 million paid to repurchase ordinary shares and $11 million of dividend payments of consolidated affiliates to minority shareholders. Cash flows used in financing activities for the nine months ended September 30, 2018, primarily included $14 million of long-term debt repayments, $12 million of dividend payments of consolidated affiliates to minority shareholders and $45 million of dividend payments on ordinary shares.

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

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2019.

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
As of September 30, 2019, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our ordinary shares repurchased during the three months ended September 30, 2019, is shown below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Program (in millions) (2)
July 1, 2019 to July 31, 2019	—	$—	—	$170
August 1, 2019 to August 31, 2019	228,400	$13.13	228,400	$167
September 1, 2019 to September 30, 2019	810,500	$14.80	810,500	$155
Total	1,038,900	$14.44	1,038,900

(1)	The total number of shares purchased under the plan approved by the Board of Directors are described below.

(2)
In January 2019, the Board of Directors approved a $200 million share repurchase program, which commenced in February 2019. Repurchases are made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program. Refer to Note 21. Subsequent Events to the unaudited consolidated financial statements for additional information.

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

Dated: October 31, 2019