Form 10-K
period 2019-12-31
Delphi Technologies PLC
filed 2020-02-13
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
011-44-020-305-74300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol(s)	Name of each exchange on which registered
Ordinary Shares. $0.01 par value per share	DLPH	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.
The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $1,738,378,780 (based on the closing sale price of the registrant's ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 7, 2020, was 86,071,640.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Part III of this Form 10-K are incorporated by reference to the registrant’s definitive Proxy Statement related to the 2020 Annual Shareholders Meeting or will be provided in an amendment filed on Form 10-K/A.

DELPHI TECHNOLOGIES PLC

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our public communications and U.S. Securities and Exchange Commission filings may contain forward-looking statements. Forward-looking statements often address our current views with respect to our expected future business and financial performance and financial conditions. Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties , changes in circumstances and other factors that are difficult to predict and, which may cause actual results to differ materially and adversely from these forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” “outlook” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our ability to successfully and cost-effectively restructure our global technical center footprint and reduce salaried and contract staff with minimal disruption to our business;

•
the international scale and footprint of our operations, which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws, political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, and economic downturns in foreign countries, compliance with U.S. and foreign countries’ export controls and economic sanctions;

•
the cyclical nature of automotive sales and production, pricing pressures and other shifts in the competitive landscape for our products and services or changes in customer preferences and requirements;

•	price and availability of raw materials used by us and our suppliers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key executives;

•	our ability to manage risks associated with a strike, work stoppage or other type of conflict with labor unions and employees or those of its principal customers or suppliers;

•	the ability of the Company to attract and retain customers and to realize the sales represented by our bookings;

•	new technologies that displace demand for our products and our ability to develop and commercialize new products to meet our customers’ needs;

•	the Company’s indebtedness, including the amount thereof and capital availability and cost;

•
further downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;

•	the possibility that the proposed Transaction (as defined below) will not be completed;

•	the cost and outcome of any claims, legal proceedings or investigations, including any potential litigation associated with the proposed Transaction;

•	the failure or breach of information technology systems; and

•	severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands.
We caution readers not to place undue emphasis on forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except where we are expressly required to do so by law.

PART I

ITEM 1. BUSINESS
Overview
Delphi Technologies PLC (“Delphi Technologies,” “we,” “us,” “our” or the “Company”) is a leader and pioneer in the development, design and manufacture of vehicle propulsion systems that enable vehicles to drive cleaner, better and further, by optimizing engine performance, increasing vehicle efficiency, reducing emissions, improving driving performance, and supporting their electrification. We are a global supplier of advanced technologies and solutions for propulsion systems to original equipment manufacturers (“OEMs”) of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). In addition, we manufacture and sell a wide range of products and services to leading aftermarket customers and original equipment service customers.

On December 4, 2017, we became an independent publicly-traded company, following the separation of the Powertrain Systems segment of Aptiv PLC, formerly known as Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent’s shareholders of 100% of the ordinary shares of Delphi Technologies PLC (the “Separation”).

On January 28, 2020, we announced that we had entered into a definitive transaction agreement (the “Transaction Agreement”) under which BorgWarner Inc. (“BorgWarner”), a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, will acquire Delphi Technologies in an all-stock transaction pursuant to a scheme of arrangement (the “Scheme of Arrangement”) under Part 18A of the Companies (Jersey) Law 1991, as amended from time to time (the “Transaction”). Pursuant to the terms of the Transaction Agreement and the Scheme of Arrangement, Delphi Technologies’ shareholders will receive, in exchange for each Delphi Technologies ordinary share, 0.4534 shares of BorgWarner common stock, $0.01 par value per share, and cash in lieu of any fractional share of BorgWarner common stock. The Transaction is anticipated to close in the second half of 2020, subject to approval by our shareholders, the satisfaction or waiver of customary closing conditions and receipt of certain regulatory approvals.

Website Access to Company’s Reports
Our website address is delphi.com. It contains a significant amount of information about us, including our filings with the Securities and Exchange Commission (the “SEC”) as well as financial and other information for investors. We encourage investors to visit our website, as we frequently update and post new information about our company on our website and it is possible that this information could be deemed to be material information. Our website is not, however, a part of this report.

Our Segments
In July 2019, our chief operating decision maker announced changes to our organization structure. The changes included reorganizing the management reporting structure to better align our product portfolios and process technology expertise. As a result of these changes, as of December 31, 2019, the Company’s former Powertrain Systems segment has been organized into three distinct segments on the basis of similar products and operating factors. The Aftermarket segment is unchanged. Our business operates in the following four segments:

Fuel Injection Systems. This segment includes gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection (“GDi”) technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance at an attractive value. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.

Powertrain Products. This segment includes an array of highly engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrain, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

Electrification & Electronics. Our electronics portfolio consists of engine and transmission control modules and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As electrification increases, our proprietary solutions –

including supervisory controllers, software, DC/DC converters and inverters – provide better efficiency, reduced weight and lower cost for our OEM customers, while also making these and other components easier to integrate. Manufacturers are also choosing to combine power electronic functionality into one unit, enabling more effective packaging at a lower total cost while increasing Delphi Technologies’ content per vehicle.

Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

Growth Strategies
Our strategy is to continue to accelerate the development of market-relevant technologies that solve our customers’ increasingly complex challenges and implement a leaner, more flexible cost structure to deliver margin expansion and revenue, earnings and cash flow growth over the long-term. We seek to grow our business through the execution of the following strategies, among others:

•
Leverage Our Technology Leadership. We have strong positions in fuel injectors, fuel pumps, and complete fuel-injection systems, including software and controls. Additionally, we provide leading technology solutions in the areas of electronics and electrification, including engine control modules and power electronics, where we see growth over the long-term driven by increasing levels of electrification. Our power electronics technologies include products such as high-voltage inverters, DC/DC converters and on-board chargers that transfer electrical energy to enable hybrid and electric vehicle propulsion systems. Our comprehensive portfolio of powertrain products, combined with our proprietary software and controls, enables industry-leading propulsion systems for internal combustion engines, hybrids and electric vehicles.

•
Focused Regional Strategies. We have a presence in all major regions of the world and have positioned ourselves as a leading supplier of advanced vehicle propulsion technologies, including electrification, that are tailored to satisfy our customers’ needs in each region. We are focused on providing technologies and solutions that solve some of our customers’ most complex propulsion challenges, by enabling our customers to meet increasingly stringent local regulatory requirements while also enhancing vehicle performance.

•
Continue to Enhance Aftermarket Position. Globally, we plan to expand margins by focusing on higher value product lines such as electronics and services, which include diagnostics and remanufacturing. We expect that demand for these product lines will grow faster than the overall aftermarket industry as the electronics content of new vehicles continues to increase, providing a strong foundation to gain scale profitably in the future. In addition, we expect to benefit from Aftermarket growth in key regions around the world, especially China, as the average age of vehicles increases and expands the need for replacement products.

•
Implement a Leaner and More Flexible Cost Structure. We continue to take actions to address our cost competitiveness through increased operational efficiency, reshaping and realigning our engineering footprint, maximizing manufacturing output and placement of our facilities in best-cost countries. We have ongoing processes and resources dedicated to further improve our operations.

Our Industry
The automotive and commercial vehicle parts industry provides components, systems, subsystems and modules to OEMs for the manufacture of new vehicles, as well as to the aftermarket for use as replacement parts. In 2019, global vehicle production (including light and commercial vehicles) decreased 6% versus the previous year, reflecting a decrease of 9% in China, 4% in Europe, 4% in North America and 4% in South America.

Demand for automotive components in the OEM market is generally a function of the number of new vehicles produced in response to consumer demand, which is primarily driven by macro-economic factors such as credit availability, interest rates, fuel prices, consumer confidence, employment and other trends. In the commercial vehicle market, vehicle production is primarily driven by industrial production, the amount of freight tonnage being transported and the availability of credit and interest rates.

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

Standardization of Sourcing by OEMs
Many OEMs continue to adopt global vehicle platforms to increase standardization, reduce per-unit cost and increase capital efficiency and profitability. As a result, OEMs are selecting suppliers that have the capability to manufacture products on a worldwide basis as well as the flexibility to adapt to regional variations. As a supplier with global scale and strong design, engineering and manufacturing capabilities, we are well positioned to benefit from this trend. OEMs are also increasingly looking to their suppliers to simplify vehicle design and assembly processes to reduce costs. As a supplier that can provide fully-engineered solutions, systems and pre-assembled combinations of component parts, we are well positioned to leverage the trend toward system sourcing.

Shorter Product Development Cycles To Benefit Strong Suppliers
OEMs are requiring suppliers to respond faster with new designs and product innovations. As a supplier with strong technologies, global engineering and development capabilities, we are well positioned to meet OEM demands for rapid innovation.

Increasing Demand for Electronics
Vehicles are increasingly complex in their design, features, level of integration of mechanical and electrical components and increasing levels of software necessary to deliver their functionality. Electronics integration, which generally refers to products and systems that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle, will allow OEMs to achieve substantial reductions in weight and mechanical complexity. In turn, this results in enhanced fuel economy, improved emissions control and better vehicle performance. We are well positioned to benefit from accelerating industry demand for electronics integration and vehicle electrification. Moreover, our proprietary power electronics solutions enable our OEM customers to improve efficiency and reduce weight, which helps vehicles drive cleaner, better and further.

Competition
The automotive parts industry remains extremely competitive. The industry has attracted, and may continue to attract, new entrants in areas of emerging vehicle technologies. Although OEMs prefer to maintain relationships with suppliers that have a proven record of performance, they rigorously evaluate suppliers on the basis of product quality, price, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, financial viability, application of lean principles, operational flexibility, customer service and overall management.

Customers
Our business is diversified across end-markets, regions, customers, vehicle platforms and products. We sell our products and services to the major global automotive and commercial vehicle OEMs in every region of the world. We also sell our products and services to the worldwide aftermarket for replacement parts, including the aftermarket operations of our OEM customers and to other distributors and retailers. Our global customer base includes 22 of the largest light vehicle OEMs, several of the largest commercial vehicle OEMs, and members of all of the global automotive aftermarket trading groups, which include most of the leading aftermarket retailers and wholesale distributors around the world. Our ten largest platforms in 2019 were with nine different OEMs. In addition, in 2019 our solutions were found in the majority of the top twenty platforms in each of the regions in which we operate. Our revenue base is also geographically diverse, and in 2019, 45% of our net sales were derived from Europe, 28% from North America, 24% from Asia Pacific and 3% from South America. For the year ended December 31, 2019, sales to Volkswagen AG accounted for 11% of net sales. For the years ended December 31, 2018 and 2017, we had no customers with sales greater than 10% of our net sales.

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

Materials
We procure our raw materials from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured to minimize transportation and other costs. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of levels reasonably required to meet our production requirements.

In some instances, we purchase systems, components, parts and supplies from a single source and may be at an increased risk for supply disruptions. The inability or unwillingness of these sources to supply us with parts and supplies could have a material adverse effect on our production capacity. Refer to Item 1A. Risk Factors for further discussion of these risks.

Research, Development and Intellectual Property
During the three months ended December 31, 2019, we announced plans to restructure our global technical center footprint and reduce salaried and contract staff. However, we will maintain sufficient technical engineering centers to develop and provide advanced products, processes and manufacturing support for all of our manufacturing sites, and to provide our customers with local engineering and design capabilities on a global basis.

We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allow us to use the latest technologies, materials and processes to solve problems for our customers and to bring new, innovative products to market. We believe that continued engineering activities are critical to maintaining our pipeline of technologically advanced products. We seek to effectively manage costs and efficiently rationalize capital spending by critically evaluating the profit potential of new and existing customer programs, including investment in new technology. We maintain our engineering activities around our core product portfolio and allocate our capital and resources to those products with differentiated technology positions.

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our products and technical innovations. In addition, we hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

Environmental Compliance
We are subject to the requirements of environmental, safety and health laws and regulations in each country in which we operate. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that our future environmental costs and liabilities will not be material.

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

At December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $3 million. We cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially adversely affected.

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

Employees
As of December 31, 2019, we had approximately 21,000 workers: 8,000 salaried employees, 11,000 hourly employees and 2,000 contract and temporary workers. Our employees are represented worldwide by numerous unions and works councils, including the European Works Council and local trade unions such as Unite, United Kingdom, CFE-CGC France and C.T.M. in Mexico. During the fourth quarter of 2019, we announced plans to restructure our global technical center footprint, which includes reducing salaried and contract staff by approximately 10%. These actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age (as of February 13, 2020), current positions and description of business experience of each of our executive officers are listed below. Our executive officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified or until the officer’s resignation or removal.

Name (Age)	Present Position (Effective Date)	Positions Held During the Past Five Years (Effective Date)
Richard F. Dauch (59)	Chief Executive Officer (2019)	Accuride Corp., President and Chief Executive Officer (2011 - 2019)
Vivid Sehgal (51)	Chief Financial Officer (2017)	LivaNova PLC, Chief Financial Officer (2015 - 2017) Allergan, Inc., Senior Vice President, Treasury, Risk and Investor Relations (2014 - 2015)
James D. Harrington (59)	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer (2017)	Tenneco Inc., Senior Vice President, General Counsel and Corporate Secretary (2009 - 2017)
Michael J.P. Clarke (58)	Senior Vice President, Chief Human Resources Officer (2017)	Delphi Powertrain Systems, Vice President, Human Resources (2015 - 2017) Hertz Corporation, Vice President, Human Resources (2009 - 2015)
Kevin Quinlan (62)	Senior Vice President & General Manager, Electrification & Electronics (2017)	Vice President Powertrain Gasoline Engine Management Systems (2014 - 2017)
Michael Neumann (52)	Senior Vice President, Global Sales (2017)	Vice President Sales (2014 - 2017)
Richard Hu (46)	Senior Vice President and General Manager, Powertrain Products (2019)	Managing Director, ICE Americas (2017 - 2018) Managing Director, Asia Pacific Region Gas PBU (2015 - 2017)
Kerem Erman (50)	Senior Vice President and General Manager, Fuel Injection Systems (2019)
Senior Vice President & General Manager, ICE Systems and Components (2017 - 2019)
Vice President, Powertrain & General Manager, ICE Systems and Components (2016 - 2017)
Vice President, Delphi Diesel Systems Powertrain Division (2014 - 2016)

Alex Ashmore (50)	Senior Vice President and President, Aftermarket (2017)	ABB, Group Senior Vice President, Electrification, Asia Pacific (2015 - 2017) TRW, Vice President Global Aftermarket (2012 - 2015)
Michael Dorah (54)	Senior Vice President, Manufacturing Systems (2019)	Chassix Inc., Vice President Americas and Europe (2016 - 2019) Chassix Inc., General Manager (2012 - 2016)

ITEM 1A. RISK FACTORS
We have set forth below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us.
Risks Related to Business Environment and Economic Conditions
Conditions in the automotive industry may adversely affect our business.
Our financial performance depends on conditions in the automotive industry. The automotive industry is cyclical and sensitive to general economic conditions, including the global credit markets, interest rates, the availability of consumer credit and consumer spending and preferences. Economic declines that result in a significant reduction in automotive production by our customers would have an adverse effect on our business.
The lack of commercial success of, or the loss of business with respect to, a vehicle model for which we are a significant supplier could adversely affect our business.
Our five largest customers accounted for approximately 35% of our total net sales in the year ended December 31, 2019. Our agreements with these customers generally provide for the supply of their requirements for particular vehicle models or facilities, rather than the supply of fixed quantities. These agreements have terms ranging from one year to the life of the model (usually three to seven years, although customers often reserve the right to terminate agreements earlier without penalty). A significant decrease in demand for certain vehicle models or a group of related vehicle models for which we are a major supplier, in particular on models for which we supply higher-margin products, whether as a result of changing consumer preferences, economic conditions, or regulatory requirements, or the decision of a major customer to discontinue purchasing from us, could adversely affect our business. For example, a continued decrease in market demand for light-duty diesel-powered vehicles, or a decrease in customer demand for diesel-powered commercial vehicles, would have a significant negative impact on both sales volumes and mix, as we generally recognize greater margins on our supply of diesel components. See Item 1. Supply Relationships with Our Customers for a discussion of our supply agreements with our customers.
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
OEMs possess significant leverage over suppliers. As a Tier 1 supplier (one that supplies vehicle components directly to OEMs), we are subject to substantial continuing pressure from customers to reduce the price of our products. Our supply agreements generally require step-downs in component pricing over the period of production, typically one to two percent per year. In addition, our customers often reserve the right to terminate their supply contracts for convenience, which enhances their ability to obtain price reductions. These factors have led to selective resourcing of business to competitors in the past and may again in the future. We expect that pricing pressures will intensify as OEMs pursue further consolidations, restructurings, and other cost-cutting initiatives. Our financial performance therefore depends on our ability to drive further cost reductions through more favorable pricing from our suppliers, product design enhancements and improved manufacturing efficiency. Our ability to pass through increased raw material costs to our customers is limited, with only partial cost recovery on a delayed basis. Inability to reduce costs in an amount equal to annual price reductions could adversely affect our business.
We have invested substantial resources in products and areas where we expect growth and we may be unable to recover our investments or timely redeploy our invested capital should our expectations not be realized.
Our future growth requires investments in product development and manufacturing capacity in evolving vehicle technologies and geographic areas where we can support our customer base. We have identified the Asia Pacific region, and more specifically China, as a key geographic area, and have identified advanced electronics and software controls that address demand for increased fuel efficiency and emission control through products such as turbo GDi fuel systems, and evolving vehicle technologies such as electrification and hybridization as key growth areas. We believe these areas and products are likely to experience substantial long term growth, and accordingly have made and expect to continue to make substantial investments, both directly and through participation in various partnerships and joint ventures, in numerous manufacturing operations, technical centers, research and development activities and other infrastructure to support anticipated growth. If we are unable to deepen existing and develop additional customer relationships, realize efficiencies on existing programs or develop and introduce market-relevant product technologies we may not only fail to realize expected rates of return on our existing investments, but we may incur losses on such investments and be unable to timely redeploy the invested capital to take advantage of other growth opportunities. Our business will also suffer if our customers change or delay strategies and these areas and products do not grow as quickly as we anticipate, or if customers use other suppliers or insource these products.
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
We ship products to our customers on a “just-in-time” basis in order to maintain low inventory levels. Our suppliers also use a similar method. However, this “just-in-time” method makes the logistics supply chain in our industry complex and vulnerable to disruptions, including from strikes, financial insolvency of suppliers, mechanical breakdowns, quality control issues, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, public health crises, such as the outbreak of coronavirus, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, and delayed customs processing. Additionally, as we grow in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of our products, for whatever reason, could force us to cease production, even for a prolonged period. Similarly, a potential quality issue could force us to halt deliveries while we validate the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach our customer. Our customers may halt or delay their production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause our customers in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.
When we fail to make timely deliveries in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, we must also carry the costs associated with “catching up” such as overtime and premium freight.
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
The global automotive component supply industry is highly competitive and overall manufacturing capacity in the industry exceeds demand. To compete effectively in the automotive supply industry, we must be able to launch new products to meet changing consumer preferences and our customers’ demand in a timely and cost-effective manner. Our ability to respond to competitive pressures and react quickly to other major changes in the marketplace, including the potential introduction of disruptive technologies, such as autonomous driving solutions, increased gasoline prices, or consumer desire for and availability of vehicles which use alternative fuels, is also a risk to our future financial performance. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Furthermore, the rapidly evolving nature of the geographic regions in which we compete continues to attract new entrants, particularly in countries such as China and in areas of evolving vehicle technologies such as electrification. This competition places significant pricing pressure on our business. Moreover, this competition increases the risk that others may anticipate changes earlier than us, develop products that are superior to our products, produce similar products at a lower cost than us, adapt more quickly than us to new technologies or evolving customer requirements or develop or introduce new products or solutions before we do.
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
Certain of our subsidiaries sponsor defined benefit pension plans, which generally provide benefits based on negotiated amounts for each year of service. Our primary funded plans are located in Mexico and the United Kingdom (“U.K.”) and were underfunded by $347 million as of December 31, 2019. Effective March 31, 2019, the Company froze future accruals for nearly all U.K. based employees under the related defined benefit plans; however the Company will continue to have funding requirements and continuing expenses for these defined benefit plans. Those requirements, and the continuing expense reflected in our financial statements, are affected by several factors that are subject to an inherent degree of uncertainty and volatility, including governmental regulation. Additionally, certain Company actions may impact the amount and timing of expense recognition and funding requirements. In addition to the defined benefit pension plans, we have retirement obligations driven by requirements in many of the countries in which we operate. These legally required plans require payments at the time benefits are due. Obligations, net of plan assets, related to the defined benefit pension plans and statutorily required retirement obligations totaled $403 million as of December 31, 2019, which was included in long-term liabilities. Key assumptions used to value these benefit obligations and the cost of providing such benefits, funding requirements and expense recognition include the discount rate and the expected long-term rate of return on pension assets. If the actual trends in these factors are less favorable than our assumptions, this could have an adverse effect on our business.

We may suffer future asset impairment and other restructuring charges, including write downs of long-lived assets.
We are taking significant restructuring and cost reduction actions to restructure the Company’s global technical center footprint and reduce overhead costs. As we continue to assess our performance globally, we may take additional restructuring actions to rationalize our operations. These actions have resulted in, and may in the future result in additional, impairments and reduce our profitability in the periods incurred. In addition, we may not realize anticipated savings or benefits from past or future cost reduction actions in full or in part or within the time periods we expect.
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
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. Approximately 72% of our net revenue for the year ended December 31, 2019 came from sales outside the United States, which were primarily invoiced in currencies other than the U.S. dollar, and we expect net revenue from non-U.S. markets to continue to represent a significant portion of our net revenue. Accordingly, significant changes in currency exchange rates, particularly the Euro, Chinese Yuan, British Pound, and Mexican Peso, could cause fluctuations in the reported results of our businesses’ operations that could negatively affect our business. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance.
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
The majority of our manufacturing and distribution facilities are in countries outside of the U.S., including Mexico, China and other countries in Asia Pacific, Eastern and Western Europe and South America. We also purchase raw materials and other supplies from many different countries around the world. For the year ended December 31, 2019, approximately 72% of our net revenue came from sales outside the United States. International operations are subject to certain risks inherent in doing business abroad, including:

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

•
an outbreak of a contagious disease, an epidemic or a pandemic or other public health crises, which may cause us or our suppliers and/or customers to temporarily suspend operations in the affected city or country, potentially resulting in a negative impact to our business; and

•
compliance with the requirements of an increasing body of applicable anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws of various other countries.

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
The results of the U.K.’s referendum on European Union (“E.U.”) membership, advising for the exit from the E.U. (commonly referred to as “Brexit”), has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. The U.K. government has passed the Withdrawal Agreement Bill to leave the E.U. at the end of January 2020. There is a transitional period while the U.K. negotiates a trade deal with the E.U. Although it is unknown what the terms of the U.K.’s future relationship with the E.U. will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. and increased regulatory complexities as this transition period comes to an end. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. The taxation policies of the U.K. and the E.U. nations in which we conduct business may also change as a result of Brexit, which could adversely impact our tax positions.
Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of Brexit and will seek to minimize its impact on our business, any of these effects of Brexit, among others, could adversely affect our business. For the year ended December 31, 2019, approximately 20% of our net sales were generated in the U.K., and approximately 15% were denominated in British pounds.

If we fail to manage our growth effectively or to integrate successfully any new or future business ventures, acquisitions or strategic alliance into our business, our business could be materially adversely harmed.
In addition to the Transaction, we expect to pursue business ventures, acquisitions, and strategic alliances that leverage our capabilities, enhance our customer base, geographic penetration and scale to complement our current businesses and we regularly evaluate potential opportunities, some of which could be material. While we believe that such transactions are an integral part of our long-term strategy, there are risks and uncertainties related to these activities. Assessing a potential growth opportunity involves extensive due diligence. However, the amount of information we can obtain about a potential growth opportunity may be limited, and we can give no assurance that new business ventures, acquisitions, and strategic alliances will positively affect our financial performance or will perform as planned. We may not be able to successfully assimilate or integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. We may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. If we fail to assimilate or integrate acquired companies successfully, our business, reputation and operating results could be materially impacted. Likewise, our failure to integrate and manage acquired companies successfully may lead to future impairment of any associated goodwill and intangible asset balances.
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
As of December 31, 2019, our total consolidated indebtedness was $1,495 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important, adverse consequences to us and our investors, including:

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
As of December 31, 2019, we had approximately $694 million of floating-rate indebtedness. We have entered into interest rate swaps with a combined notional amount of $400 million that convert a portion of our floating-rate indebtedness to fixed-rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our floating-rate indebtedness, and any interest rate swaps we enter into may not fully mitigate our interest rate risk. Our floating-rate debt is subject to an interest rate, at our option of either (a) the Administrative Agent’s Alternate Base Rate (as

defined by the Credit Agreement) or (b) the London Interbank Offered Rate (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark that may perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our floating-rate indebtedness. Refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K for additional information.
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
If any of our products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs continue to look to their suppliers for contribution when faced with recalls and product liability claims. A recall claim brought against us, or a product liability claim brought against us, may adversely affect our business. OEMs also require their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to a vehicle manufacturer, a vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the OEM asserts that the product supplied did not perform as warranted. Although we cannot assure that the future costs of warranty claims by our customers will not be material, we believe our established reserves are adequate to cover potential warranty settlements. Our warranty reserves are based on our best estimates of amounts necessary to settle future and existing claims. We regularly evaluate the level of these reserves and adjust them when appropriate. However, the final amounts determined to be due related to these matters could differ materially from our recorded estimates.
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
We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or stricter interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our financial condition, operating results and cash flows.
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
We own significant intellectual property, including a large number of patents and tradenames, and the intellectual property is involved in certain licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. As we develop new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. Additionally, our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Our inability to protect or enforce our intellectual property rights or developments or assertions by or against us relating to intellectual property rights could adversely affect our business.
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

Risks Related to our Pending Transaction with BorgWarner
The Transaction is subject to customary closing conditions, including conditions related to required shareholder approvals and required regulatory approvals, and may not be completed on a timely basis, or at all.
Completion of the Transaction is subject to a number of customary closing conditions, and there can be no assurance that the conditions to the closing of the Transaction will be satisfied or waived (to the extent permitted by law).  The closing conditions include, among other things, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the receipt of certain other governmental clearances, (iii) the absence of legal restraint that prohibits the consummation of the Transaction, (iv) the approval for listing on the NYSE of the new BorgWarner shares issued in connection with the Transaction, (v) the sanctioning of the Scheme of Arrangement by the Royal Court of Jersey (the “Royal Court”), (vi) the approval of the Scheme of Arrangement by a majority in number of our shareholders present and voting, either in person or by proxy, representing at least 75% of the voting rights of those holders, at such meeting or meetings of our shareholders as the Royal Court may direct in relation to the Scheme of Arrangement (or at any adjournment or postponement of such meeting), (vii)  the accuracy of each party’s representations and warranties made in the Transaction Agreement, subject to specified materiality standards and (viii) the performance and compliance by each party of all of its obligations and covenants under the Transaction Agreement in all material respects. The failure to satisfy the required conditions may delay the completion of the Transaction for a significant period of time or prevent the completion from occurring at all.
Failure to complete the Transaction may adversely affect our share price, future business and financial results.
If the Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having completed the Transaction, we will be subject to a number of risks, including, among others, the following:

•	we will be required to pay certain costs and expenses relating to the Transaction;

•	if the Transaction Agreement is terminated under certain circumstances, we may be obligated to pay a termination fee to BorgWarner of $53.5 million;

•
matters relating to the Transaction may require substantial commitments of time and resources by our             management team, which could otherwise have been devoted to other opportunities that may have been             beneficial to us;

•
the Transaction Agreement restricts us, without BorgWarner’s prior written consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the Transaction occurs or the Transaction Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the Transaction or termination of the Transaction Agreement;

•	we may be subject to litigation related to the Transaction; and

•	we may experience negative reactions from the financial markets, our customers and employees.
If the Transaction is not completed, these risks, among others, may be realized and may adversely affect our share price, future business and financial results.

The Transaction Agreement contains provisions that limit our ability to pursue alternatives to the Transaction and, in specified circumstances, could require us to pay a termination fee to BorgWarner.
Under the Transaction Agreement, we are subject to customary “no shop” obligations that prohibit us from soliciting, entering into discussions concerning, or furnishing non-public information in connection with, any alternative acquisition proposal from third parties, subject to certain “fiduciary out” exceptions if our Board of Directors determines in good faith (after consultation with our outside financial advisors and outside legal counsel) that such alternative acquisition proposal constitutes, or would reasonably be expected to lead to, a superior proposal. We may terminate the Transaction Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, including a determination by our Board of Directors (after consultation with our outside financial advisors and outside legal counsel) that such proposal is more favorable to our shareholders from a financial point of view than the transaction. The Transaction Agreement provides that we will pay a $53.5 million termination fee (the “Termination Fee”) to BorgWarner if, among other things, we terminate the Transaction Agreement to enter into a superior proposal, if the Transaction Agreement is terminated following our Board of Directors changing its recommendation to our shareholders to vote to approve the Transaction, our Board of Directors failing to publicly affirm its recommendation after receipt of a competing proposal to acquire the Company, or if we willfully breach our “no shop” obligations. The Termination Fee may also become payable to BorgWarner if the Transaction Agreement is terminated in certain circumstances and we enter into an agreement for an alternative acquisition proposal within twelve months of such termination. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the Transaction consideration.
Because the number of shares of BorgWarner common stock that our shareholders will be entitled to receive as a result of the Transaction will be based on a fixed exchange ratio (except for adjustments in limited circumstances pursuant to the Transaction Agreement), the value of shares of BorgWarner common stock that our shareholders receive could vary based on market price fluctuations of shares of BorgWarner common stock.
At completion of the Transaction, our shareholders will be entitled to receive, in exchange for each Delphi Technologies ordinary share, 0.4534 shares of BorgWarner common stock and cash in lieu of any fractional share of BorgWarner common stock. Because the exchange ratio will not be adjusted to reflect any changes in the market value of BorgWarner common stock or our ordinary shares, such market price fluctuations may affect the value that our shareholders will be entitled to receive upon completion of the Transaction. Share price changes may result from a variety of factors, including changes in the business, operations or prospects of BorgWarner or Delphi Technologies, market assessments of the likelihood that the Transaction will be completed, the timing of the Transaction, regulatory considerations, general market and economic conditions and other factors.
Our shareholders will have a reduced ownership and voting interest after the Transaction and will exercise less influence over management.
BorgWarner will issue new shares of BorgWarner common stock to our shareholders in the Transaction. Immediately following the completion of the Transaction, our current shareholders are expected to hold approximately 16% of the outstanding shares of BorgWarner common stock on a fully diluted basis.  Our shareholders currently have the right to vote for their directors and on other matters affecting us. Following completion of the Transaction, the BorgWarner common stock that our shareholders receive in exchange for Delphi Technologies ordinary shares will represent a percentage ownership of BorgWarner that is smaller than our shareholders’ percentage ownership of Delphi Technologies before the effective time of the Transaction. As a result of this reduced ownership percentage, our shareholders will have less influence on the management and policies of the combined company than they have as to Delphi Technologies prior to the Transaction.
While the Transaction is pending, we may be subject to business uncertainties related to our relationships with our current and future employees, customers and suppliers, which may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the Transaction on our current, and potential future, employees, customers and suppliers may have an adverse effect on our business, financial condition and results of operation. Such uncertainties may impair our ability to attract, retain and motivate key personnel until the Transaction is completed and for a period of time thereafter, and could cause customers, suppliers and others who deal with us to terminate existing relationships with us. Employee retention may be particularly challenging during the pendency of the Transaction because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration with BorgWarner or a desire not to remain with the combined company, our business could be harmed and our ability to realize the anticipated benefits of the Transaction may adversely affect our business, financial condition and results of operations.
While the Transaction is pending, we may be subject to contractual restrictions, which could adversely affect our business, financial condition and results of operations.
Under the terms of the Transaction Agreement, we are also subject to certain restrictions on the conduct of our business prior to completing the Transaction, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow our business. Such limitations could negatively affect our businesses, financial condition and results of operations prior to the completion of the Transaction. Furthermore, the process of planning to integrate two businesses and organizations for the post-Transaction period can divert management attention and resources and could ultimately have an adverse effect on us.
If completed, the Transaction may not achieve its intended results.
We and BorgWarner entered into the Transaction Agreement with the expectation that the Transaction will result in various benefits, including, among other things, synergies at the combined company and a comprehensive portfolio of products and capabilities. Achieving the anticipated benefits of the Transaction is subject to a number of uncertainties, including whether the businesses can be integrated successfully. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition and cash flows.

We may be unable to successfully integrate our operations with BorgWarner’s operations. Failure to successfully integrate the businesses in the expected timeframe may adversely affect the future results of the combined company, and, consequently, the value of the shares of BorgWarner common stock that our shareholders receive as the Transaction consideration.
If we are not able to realize these objectives and anticipated benefits from the integration process efficiently, it may result in the loss of valuable employees, the disruption of our and BorgWarner’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which may adversely affect the combined company’s ability to achieve the anticipated benefits of the Transaction. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the completion of the Transaction. It may also be difficult for us and BorgWarner to address the possible differences in corporate cultures.
Delphi Technologies and BorgWarner will incur substantial Transaction fees and costs in connection with the Transaction.
Delphi Technologies and BorgWarner expect to incur a number of non-recurring Transaction-related costs associated with completing the Transaction, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring Transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of Delphi Technologies and BorgWarner. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental Transaction-related costs over time.  Thus, any net benefit may not be achieved in the near term, the long term or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2019, we owned or leased 21 major manufacturing sites and 20 technical centers (including centers of excellence and application centers). A manufacturing site may include multiple plants and may be wholly or partially owned or leased. The following table shows the regional distribution of the Company’s major manufacturing sites and technical centers:

	North America	Europe	Asia Pacific	South America	Total
Manufacturing facilities	6	7	7	1	21
Technical centers	4	8	8	—	20

Of our 21 major manufacturing sites and 20 technical centers, which include facilities owned or leased by our consolidated subsidiaries, 23 are owned and 18 are leased.

ITEM 3. LEGAL PROCEEDINGS
For more information related to legal proceedings, refer to the discussion in Note 14. Commitments and Contingencies to the consolidated financial statements included herein.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed on the New York Stock Exchange under the symbol “DLPH.” As of February 7, 2020 there was one shareholder of record of our ordinary shares.
Dividends
In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend and approved a new $200 million share repurchase program, which was suspended in October 2019. The Company declared and paid cash dividends of $0.17 per ordinary share in each quarter of 2018. The Company did not declare any cash dividends for the period of December 5, 2017 through December 31, 2017. See below for additional information related to the repurchase of equity securities.
Equity Compensation Plan Information
The table below contains information about securities authorized for issuance under equity compensation plans as of December 31, 2019. The features of these plans are discussed further in Note 22. Share-Based Compensation to the consolidated financial statements included herein.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,729,302	(1)	$—	(2)	5,270,885	(3)
Equity compensation plans not approved by security holders (4)	1,006,077		15.06		—
Total	2,735,379		$15.06		5,270,885

(1)
Includes (a) 70,924 outstanding restricted stock units granted to our Board of Directors and (b) 1,658,378 outstanding time- and performance-based restricted stock units granted to our executives. All grants were made under the Delphi Technologies PLC Long-Term Incentive Plan (the "PLC LTIP"). Includes accrued dividend equivalents.

(2)	The restricted stock units have no exercise price.

(3)	Remaining shares available under the PLC LTIP.

(4)
Includes 1,006,077 ordinary shares which may be issued pursuant to the stock option inducement grant made to Richard F. Dauch, the Company’s Chief Executive Officer, in accordance with the terms of the Nonqualified Stock Option Inducement Agreement by and between the Company and Richard F. Dauch, dated January 7, 2019.

Repurchase of Equity Securities
The Company did not repurchase any ordinary shares during the three months ended December 31, 2019. In January 2019, the Board of Directors approved a $200 million share repurchase program, which replaced the previous share repurchase authorization from July 2018. Repurchases under this program can be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars and shares in millions, except per share data)
Statement of operations data:
Net sales	$4,361	$4,858	$4,849	$4,486	$4,407
Operating income	141	434	446	320	403
Net income	33	380	319	268	306
Net income attributable to noncontrolling interest	16	22	34	32	34
Net income attributable to Delphi Technologies	$17	$358	$285	$236	$272

Net income per share data (1):
Basic	$0.19	$4.04	$3.22	$2.66	$3.07
Diluted	$0.19	$4.03	$3.21	$2.66	$3.07
Cash dividends declared and paid	$—	$0.68	$—	$—	$—

	As of December 31,
	2019	2018	2017	2016	2015
	(in millions)
Balance sheet data:
Total assets	$3,747	$3,893	$3,793	$2,899	$3,001
Long-term debt	$1,455	$1,488	$1,515	$6	$9

(1)	Net income per share for 2016 and 2015 were calculated using the number of shares that were distributed to Former Parent shareholders upon the Separation (88,613,262 shares).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of Delphi Technologies PLC (“Delphi Technologies”). The results of operations for the years ended December 31, 2019 and 2018 are included in the Consolidated Results of Operations section below. For a discussion comparing the Company’s consolidated results of operations for the years ended December 31, 2018 and 2017, refer to Item 7. Management’s Discussion and Analysis, Consolidated Results of Operations, 2018 versus 2017 from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated by reference herein. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
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
Transition Services
In connection with the Separation, Delphi Technologies and the Former Parent have agreed to provide transitional services to each other including, services related to information technology systems, engineering, accounting, administrative, payroll, human resources and facilities. During the year ended December 31, 2019 Delphi Technologies paid the Former Parent approximately $30 million for transition services. We exited the last of our major transition service agreements with our Former Parent during the third quarter of 2019.
Contract Manufacturing Services
In connection with the Separation, the Former Parent agreed to manufacture for us certain electronic components that were previously manufactured at shared facilities until such time as we relocate manufacturing of our products. During the year ended December 31, 2019, Delphi Technologies incurred costs generally comparable to amounts recorded in the historical consolidated financial statements, for the components provided by the Former Parent pursuant to the contract manufacturing services agreements. We made significant progress transferring the production of our electronic components from our Former Parent’s facilities to our own manufacturing facilities during 2019 and expect to exit the last major contract manufacturing service agreement in early 2020.
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

BorgWarner Inc. Transaction
On January 28, 2020, we announced that we had entered into the Transaction Agreement under which BorgWarner, a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, will acquire Delphi Technologies in an all-stock transaction pursuant to the Scheme of Arrangement. Pursuant to the terms of the Transaction Agreement and the Scheme of Arrangement, Delphi Technologies’ shareholders will receive, in exchange for each Delphi Technologies ordinary share, 0.4534 shares of BorgWarner common stock and cash in lieu of any fractional share of BorgWarner common stock. The Transaction is anticipated to close in the second half of 2020, subject to approval by our shareholders, the satisfaction or waiver of customary closing conditions and receipt of certain regulatory approvals.
Refer to “Basis of Presentation” in Note 1. General to our consolidated financial statements for additional information.

Executive Overview
Business Strategy
Delphi Technologies is a global provider of propulsion technologies that make vehicles drive cleaner, better and further. We offer pioneering solutions for internal combustion engine, hybrid and electric passenger cars and commercial vehicles. We build on our original equipment expertise to provide leading service solutions for the aftermarket. See Item 1. Business for a discussion of our growth strategies.
Our achievements in 2019 included the following:

•	Generated $292 million of cash from operations and net income of $17 million;

•	Announced a $200 million restructuring plan to reshape and realign our engineering footprint, as well as significantly reduce overall cost structure;

•	Continued our focus on a diversified geographic and customer mix, resulting in:

◦	45% of our net sales generated in Europe, 28% from North America, and 24% from Asia Pacific; and

◦	19% of our net sales related to the Aftermarket segment.
Trends, Uncertainties and Opportunities
Economic conditions. Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Although global automotive vehicle production (including light and commercial vehicles) decreased 6% from 2018 to 2019, economic conditions and the resultant levels of automotive vehicle production were uneven from a regional perspective. Compared to 2018, vehicle production in 2019 decreased by 9% in China, 4% in Europe, 4% in North America and 4% in South America.
Economic volatility or weakness in North America, Europe, China, or South America could result in a significant reduction in automotive sales and production by our customers, which would have an adverse effect on our business, results of operations and financial condition. Overall, passenger car diesel fuel injection systems sales for the year ended December 31, 2019 were down compared to 2018. Increased sales of lower-margin products, for example gasoline direct injection (“GDi”) fuel systems, only partially offset these declines. We expect to see these impacts for the foreseeable future. In addition, we believe that the market for new vehicles, in particular commercial vehicles, may be softening, which will put downward pressure on the sales of our products.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations. For instance, the British government has formally initiated the process for withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”). The proposed withdrawal has created significant uncertainty about the future relationship between the U.K. and the

E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of these developments and will seek to minimize their impact on our business. Approximately 20% of our annual net sales are generated in the U.K., and approximately 15% are denominated in British pounds.
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
Engineering, design & development. Our history and culture of innovation have enabled us to develop significant intellectual property and design and development expertise to provide high-quality, technologically-advanced products that meet and exceed our customers’ demands for safety, durability and performance. Approximately $630 million has been invested in 2019 in research and development, including engineering (of which approximately $230 million was co-investment by customers, vendors and government agencies and approximately $400 million was invested by us) to maintain our portfolio of innovative products and solutions. We have a strong track record of developing technologies focused on addressing consumer demands and industry trends, including GDi, powertrain controllers, electrification and engine control algorithms. We benefit from the ability to provide the latest commercially available technologies to increase fuel economy, reduce emissions and improve engine performance. We also leverage our OEM product engineering capabilities across our aftermarket product lines to capture value over the lifetime of a vehicle.
In the past, suppliers often incurred the initial cost of engineering, designing and developing automotive component parts and recovered their investments over time by including a cost recovery component in the price of each part based on expected volumes. Recently, we and many other suppliers have negotiated for cost recovery payments independent of volumes.
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
We maintain a low fixed cost structure within our manufacturing footprint, which provides us with the flexibility to invest in new growth opportunities and seek to remain profitable throughout the traditional vehicle industry production cycle. Today, approximately 86% of our hourly workforce is located in best-cost countries. Furthermore, we have operational flexibility by leveraging a workforce of contract workers, which represented approximately 11% of the hourly workforce as of December 31, 2019. However, we will continue to adjust our cost structure and optimize our manufacturing footprint in response to changes in the global and regional automotive markets. This will allow us to increase investment in advanced technologies and engineering, as evidenced by our on-going restructuring programs focused on the continued rotation of our manufacturing footprint to best-cost locations. As we continue to operate in a cyclical industry that is impacted by movements in the global and regional economies, we continually evaluate opportunities to further refine our cost structure.
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

Consolidated Results of Operations
Our total net sales during the year ended December 31, 2019 were $4.4 billion, a decrease of 10% when compared to 2018. Volumes declined primarily due to lower global production, particularly in China, the downward trend in passenger car diesel fuel injection systems in Europe, and the closure of certain customer production sites in North America.
The consistency in our total net sales during the year ended December 31, 2018 as compared to 2017 was primarily attributable to continued increased volumes in the European and North America regions, offset by decreased volumes in the Asia Pacific region. A shift in product portfolio and regional mix impacts resulted in an unfavorable change in gross margin for the year ended December 31, 2018 as compared to 2017.
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
We typically experience (as described below) fluctuations in operating income due to:

•	Volume—changes in volume and changes in mix;

•	Contractual price changes—adjustments in price;

•	Operational performance—changes to costs for materials and commodities or manufacturing variances; and

•	Other—including restructuring costs and any remaining variances not included in Volume, net of contractual price changes or Operational performance.
The automotive component supply industry is traditionally subject to inflationary pressures with respect to raw materials and labor, which may place operational and profitability burdens on the entire supply chain. We will continue to work with our customers and suppliers to mitigate the impact of these inflationary pressures in the future. In addition, we expect commodity cost volatility to have a continual impact on future earnings and/or operating cash flows. As such, we continually seek to mitigate both inflationary pressures and our material-related cost exposures using a number of approaches, including combining purchase requirements with customers and/or other suppliers, using alternate suppliers or product designs and negotiating cost reductions and/or commodity cost contract escalation clauses into our vehicle manufacturer supply contracts.

2019 versus 2018
The results of operations for the years ended December 31, 2019 and 2018 are presented below.

	Year Ended December 31,
	2019		2018		Favorable/ (unfavorable)
	(dollars in millions)
Net sales	$4,361		$4,858		$(497)
Cost of sales	3,728		3,961		233
Gross margin	633	14.5%	897	18.5%	(264)
Selling, general and administrative	398		414		16
Amortization	14		14		—
Restructuring	80		35		(45)
Operating income	141		434		(293)
Interest expense	(68)		(79)		11
Other income (expense), net	13		9		4
Income before income taxes and equity income	86		364		(278)
Income tax benefit (expense)	(57)		9		(66)
Income before equity income	29		373		(344)
Equity income, net of tax	4		7		(3)
Net income	33		380		(347)
Net income attributable to noncontrolling interest	16		22		(6)
Net income attributable to Delphi Technologies	$17		$358		$(341)
Total Net Sales
Below is a summary of our total net sales for the years ended December 31, 2019 versus December 31, 2018.

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume	Contractual price changes	FX	Other	Total
	(in millions)			(in millions)
Total net sales	$4,361	$4,858	$(497)	$(312)	$(23)	$(162)	$—	$(497)
Total net sales for the year ended December 31, 2019 decreased 10% compared to the year ended December 31, 2018. We experienced decreased volume due to lower global production, particularly in China, the continuing decline in passenger car diesel fuel injection systems in Europe, and the closure of certain customer production sites in North America. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the Euro.
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
Cost of sales decreased $233 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, as summarized below. The Company’s cost of material was approximately 50% of net sales in the years ended December 31, 2019 and 2018.

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total
	(dollars in millions)			(in millions)
Cost of sales	$3,728	$3,961	$233	$14	$—	$125	$131	$(37)	$233
Gross margin ($)	$633	$897	$(264)	$(298)	$(23)	$(37)	$131	$(37)	$(264)
Gross margin (%)	14.5%	18.5%
The change in cost of sales primarily reflects the impacts of operational performance improvements, currency exchange and the timing of cost recoveries. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel injection systems and an increase in revenues of lower-margin GDi fuel injection systems. Cost of sales was also impacted by the following items in Other above:

•	An increase in impairment charges of $22 million related to declines in the fair values of certain fixed assets; and

•	An increase of $14 million related to depreciation expense.
Selling, General and Administrative Expense

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(dollars in millions)
Selling, general and administrative expense	$398	$414	$16
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This is primarily due to:

•	The impact of cost reduction initiatives, including a focus on reducing global overhead costs; partially offset by

•	An increase in impairment charges of $9 million related to certain capitalized information technology assets and a real estate operating lease asset; and

•	An increase in information technology costs.
Restructuring

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(dollars in millions)
Restructuring	$80	$35	$(45)
On October 31, 2019 the Company announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. Restructuring charges during the year ended December 31, 2019, included $56 million related to this restructuring plan and we expect to record additional pre-tax restructuring charges of up to approximately $150 million, primarily in Fuel Injection Systems and to a lesser extent Powertrain Products. Nearly all of the restructuring charges will be cash expenditures. The balance of restructuring charges during 2019 primarily related to programs focused on the reduction of global overhead costs and the continued rotation of our manufacturing footprint.
The charges during the year ended December 31, 2018, primarily included $22 million for programs focused on continued rotation of our manufacturing footprint to best cost locations in Europe and $3 million related to programs implemented to reduce global overhead costs.
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
Refer to Note 11. Restructuring to the consolidated financial statements included herein for additional information.
Other Income, Net

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Other income, net	$13	$9	$4
The increase in other income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to a decrease of $6 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans, partially offset by other expenses.
Refer to Note 21. Other Income, net to the consolidated financial statements included herein for additional information.
Income Taxes

	Year Ended December 31,
	2019	2018	Favorable/ (unfavorable)
	(in millions)
Income tax expense (benefit)	$57	$(9)	$(66)
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate was 66% for the year ended December 31, 2019. This was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized.
The Company’s effective tax rate was (2)% for the year ended December 31, 2018. This was impacted by the reversal during the three months ended December 31, 2018 of a $100 million valuation allowance in France and the recognition of a $22 million valuation allowance in Luxembourg based upon the Company’s prior and projected performance in those jurisdictions. Refer to Note 16. Income Taxes for additional details.

Results of Operations by Segment

In July 2019, the Company’s chief operating decision maker announced changes to the Company’s organization structure. The changes included reorganizing the management reporting structure to better align the Company’s product portfolios and process technology expertise. As a result, as of December 31, 2019, the Company’s former Powertrain Systems segment has been organized into three distinct segments on the basis of similar products and operating factors. Additionally, the Company made the decision to report the results of the operating segments excluding the allocation of certain corporate-related expenses. Therefore, the prior period information disclosed below has been recast to reflect these changes. The changes had no impact on the consolidated financial statements. The Aftermarket segment is unchanged, with the exception of excluding previously allocated corporate-related expenses.

Our business operates in the following four segments:

•
Fuel Injection Systems. This segment includes gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection (“GDi”) technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.

•
Powertrain Products. This segment includes an array of highly engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrain, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

•
Electrification & Electronics. Our electronics portfolio consists of engine and transmission control modules and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As electrification increases, our proprietary solutions – including supervisory controllers, software, DC/DC converters and inverters – provide better efficiency, reduced weight and lower cost for our OEM customers, while also making these and other components easier to integrate. Manufacturers are also choosing to combine power electronic functionality into one unit, enabling more effective packaging at a lower total cost while increasing Delphi Technologies’ content per vehicle. These products are expected to experience increased demand as vehicle electrification accelerates.

•
Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and stable revenue base, as replacement of many of these products is non-discretionary in nature.

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

The reconciliation of consolidated Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, asset impairments and pension charges. The reconciliations of consolidated Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$99	$204	$44	$86	$(119)	$314
Restructuring	(32)	(17)	(25)	(2)	(4)	(80)
Separation and transformation costs (2)	6	(1)	(16)	(1)	(32)	(44)
Asset impairments	(13)	(15)	(2)	(1)	(4)	(35)
Pension charges (3)	(13)	—	—	(1)	—	(14)
Operating income	$47	$171	$1	$81	$(159)	141
Interest expense						(68)
Other income, net						13
Income before income taxes and equity income						86
Income tax expense						(57)
Equity income, net of tax						4
Net income						33
Net income attributable to noncontrolling interest						16
Net income attributable to Delphi Technologies						$17

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$186	$256	$126	$97	$(117)	$548
Restructuring	(29)	(6)	—	2	(2)	(35)
Separation and transformation costs (2)	(3)	(1)	(6)	(5)	(63)	(78)
Asset impairments	—	(1)	—	—	—	(1)
Operating income	$154	$248	$120	$94	$(182)	434
Interest expense						(79)
Other income, net						9
Income before income taxes and equity income						364
Income tax benefit						9
Equity income, net of tax						7
Net income						380
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi Technologies						$358

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Eliminations and Other	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$212	$261	$175	$94	$(105)	$637
Restructuring	(79)	(8)	(5)	(6)	—	(98)
Separation and transformation costs (2)	—	(1)	(1)	—	(79)	(81)
Asset impairments	(6)	(6)	—	—	—	(12)
Operating income	$127	$246	$169	$88	$(184)	446
Interest expense						(15)
Other expense, net						(11)
Income before income taxes and equity income						420
Income tax expense						(106)
Equity income, net of tax						5
Net income						319
Net income attributable to noncontrolling interest						34
Net income attributable to Delphi Technologies						$285

(1)
Corporate Costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.

(2)
Prior to December 4, 2017 separation and transformation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.

(3)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the years ended December 31, 2019, 2018 and 2017 are as follows:
Net Sales by Segment

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total
	(in millions)			(in millions)
Fuel Injection Systems	$1,748	$1,856	$(108)	$(20)	$(88)	$—	$(108)
Powertrain Products	1,231	1,361	(130)	(97)	(33)	—	(130)
Electrification & Electronics	834	1,087	(253)	(229)	(24)	—	(253)
Aftermarket	841	874	(33)	(5)	(28)	—	(33)
Eliminations and Other (1)	(293)	(320)	27	16	11	—	27
Total	$4,361	$4,858	$(497)	$(335)	$(162)	$—	$(497)
We experienced decreased volume due to lower global production, particularly in China, the continuing decline in passenger car diesel fuel injection systems in Europe, and the closure of certain customer production sites in North America. Electrification & Electronics net sales decreased for the year ended December 31, 2019, primarily due to changes in certain customer programs and launches in North America and China.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total
	(in millions)			(in millions)
Fuel Injection Systems	$1,856	$1,773	$83	$19	$64	$—	$83
Powertrain Products	1,361	1,398	(37)	(54)	17	—	(37)
Electrification & Electronics	1,087	1,077	10	(11)	17	4	10
Aftermarket	874	947	(73)	6	(2)	(77)	(73)
Eliminations and Other (1)	(320)	(346)	26	37	(8)	(3)	26
Total	$4,858	$4,849	$9	$(3)	$88	$(76)	$9

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
Aftermarket net sales decreased for the year ended December 31, 2018, primarily due to $76 million reflected in Other above, which is related to original equipment services business that remained with the Former Parent.
Gross Margin Percentage by Segment

	Year Ended December 31,
	2019	2018	2017
Fuel Injection Systems	10.5%	13.7%	17.0%
Powertrain Products	18.0%	21.8%	23.0%
Electrification & Electronics	7.2%	13.9%	20.5%
Aftermarket	21.9%	23.0%	20.4%
Total	14.6%	18.5%	20.0%

Adjusted Operating Income by Segment

	Year Ended December 31,			Variance Due To:
	2019	2018	Favorable/ (unfavorable)	Volume, net of contractual price changes	Operational performance	Other	Total
	(in millions)			(in millions)
Fuel Injection Systems	$99	$186	$(87)	$(107)	$47	$(27)	$(87)
Powertrain Products	204	256	(52)	(86)	34	—	(52)
Electrification & Electronics	44	126	(82)	(96)	35	(21)	(82)
Aftermarket	86	97	(11)	(3)	8	(16)	(11)
Corporate Costs	(119)	(117)	(2)	—	—	(2)	(2)
Total	$314	$548	$(234)	$(292)	$124	$(66)	$(234)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was impacted by volume and contractual price changes, including product mix, and operational performance improvements. The change related to product mix is principally related to a shift in customer demand from higher-margin passenger car diesel fuel injection systems and an increase in revenues of lower-margin GDi fuel injection systems. Adjusted operating income was also impacted by the following items in Other above:

•	Unfavorable foreign currency impacts of $37 million; and

•	An increase of $14 million related to depreciation expense.

	Year Ended December 31,			Variance Due To:
	2018	2017	Favorable/ (unfavorable)	Volume, net of contractual price changes	Operational performance	Other	Total
	(in millions)			(in millions)
Fuel Injection Systems	$186	$212	$(26)	$(39)	$(13)	$26	$(26)
Powertrain Products	256	261	(5)	(68)	60	3	(5)
Electrification & Electronics	126	175	(49)	(54)	9	(4)	(49)
Aftermarket	97	94	3	4	5	(6)	3
Corporate Costs	(117)	(105)	(12)	—	—	(12)	(12)
Total	$548	$637	$(89)	$(157)	$61	$7	$(89)
As noted in the table above, Adjusted Operating Income for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was impacted by volume and contractual price changes, including product mix, and operational performance improvements. The change related to product mix is principally related to a shift in customer demand from diesel fuel injection systems and the continued investments in GDi fuel injection systems and power electronics, which we have identified as key growth products. Adjusted operating income was also impacted by the following items in Other above:

•	Favorable foreign currency impacts of $42 million;

•	Reduced incentive compensation accruals of $29 million; and

•	Decreased costs of $3 million at our Aftermarket segment related to certain Brazilian legal matters during the year ended December 31, 2017 ; offset by

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
As of December 31, 2019, we had cash and cash equivalents of $191 million. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined below. As of December 31, 2019 we had a total amount of debt outstanding, net of unamortized issuance costs and discounts, of approximately $1,495 million, primarily consisting of $694 million principal outstanding under the $750 million five-year term loan pursuant to the Credit Agreement and $800 million of principal outstanding under the $800 million senior unsecured notes due 2025. As of December 31, 2019, there were no amounts drawn on the Revolving Credit Facility, resulting in availability of $500 million. Refer to Note 12. Debt to the consolidated financial statements included herein for additional information.
The Company’s cost of debt under the Credit Agreement is impacted by the corporate credit ratings provided by Standard and Poor’s (“S&P”) and Moody’s, or an equivalent rating agency. Downgrades in the corporate credit rating result in higher interest expense for the Company. In late 2019, S&P and Moody’s downgraded the Company’s corporate credit rating and Fitch revised the Company’s rating outlook to negative from stable. In January 2020, Moody’s further downgraded the Company’s Corporate Family Rating to B1, while maintaining a negative outlook. On January 29, 2020, both S&P and Fitch put the Company’s credit ratings on positive watch.
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects to record pre-tax restructuring charges of up to $200 million related to these actions, nearly all of which will be cash expenditures. The Company expects the majority of these cash payments to be paid by the end of 2021. We expect available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any mandatory payments required under the Credit Agreement as described below, capital expenditures and funding of potential acquisitions, as applicable).
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
Share Repurchases
A summary of the ordinary shares repurchased during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
Total number of shares repurchased	2,622,776	293,695	—
Average price paid per share	$17.16	$34.05	$—
Total (in millions)	$45	$10	$—
All repurchased shares were retired, and are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend and approved a new $200 million share repurchase program, which replaced the previous repurchase authorization from July 2018. Repurchases under this program can be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program.

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
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings, as more particularly described below (the “Applicable Rate”). In addition, the Credit Agreement requires payment of additional interest on certain overdue obligations on terms and conditions customary for financings of this type. The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The Applicable Rates charged to the Company on the specified date are set forth below:

	December 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%
The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Amounts outstanding and the rate effective as of December 31, 2019, are detailed below:

	Applicable Rate	Borrowings as of December 31, 2019 (in millions)	Rates effective as of December 31, 2019
Term Loan A Facility	LIBOR plus 1.75%	$694	3.500%
In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt. In addition to these agreements, in December 2018 and March 2019, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $600 million. These agreements are designated as net investment hedges and have a maturity date of September 2022. See Note 19. Derivatives and Hedging Activities for additional information on our interest rate swaps.
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2019.
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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2019. The Credit Agreement was amended on February 10, 2020. Pursuant to the amendment, for any fiscal quarter ending on or prior to September 30, 2019 or after December 31, 2020, the Company must maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 and for any fiscal quarter ending on or after December 31, 2019 and on or prior to December 31, 2020 a consolidated net leverage ratio of not greater than 4.0 to 1.0.
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
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Senior Notes"). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies upon satisfaction of certain conditions, including completion of the Separation, in December 2017. The notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2019.

Other Financing
Receivable factoring—During the three months ended December 31, 2019, the Company entered into a €225 million accounts receivable factoring facility for certain subsidiaries in Europe, of which €214 million is available on a committed basis. The facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2019 or December 31, 2018. The maximum amount drawn under this facility during the year ended December 31, 2019 to manage working capital requirements was $10 million.
The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2019 and 2018, $150 million and $112 million of receivables were sold under these arrangements, and expenses of $4 million and $5 million, respectively, were recognized within interest expense.
In addition, in 2019 and 2018, one of the Company’s European subsidiaries factored, without recourse, approximately $41 million and $25 million of receivables related to certain foreign research credits to a financial institution, respectively. These transactions were accounted for as true sales of the receivables, and as a result the Company derecognized these amounts from other long-term assets in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, less than $1 million of expenses were recognized within interest expense related to these transactions.
Finance leases—There were approximately $14 million and $14 million of finance lease obligations outstanding as of December 31, 2019 and 2018.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $66 million, $75 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments as of December 31, 2019, with amounts denominated in foreign currencies translated using foreign currency rates as of December 31, 2019. We have not included information on our recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature. The amounts below exclude the gross liability for uncertain tax positions of $46 million as of December 31, 2019. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current portion of obligations associated with uncertain tax positions. For more information, refer to Note 16. Income Taxes to the consolidated financial statements included herein.

	Payments due by Period
	Total	2020	2021 & 2022	2023 & 2024	Thereafter
	(in millions)
Debt and finance lease obligations (excluding interest)	$1,510	$40	$662	$2	$806
Estimated interest costs related to debt and finance lease obligations	290	60	113	85	32
Operating lease obligations	139	28	46	27	38
Contractual commitments for capital expenditures	127	127	—	—	—
Other contractual purchase commitments, including information technology	13	4	4	4	1
Total	$2,079	$259	$825	$118	$877
In addition to the obligations discussed above, certain of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans, some of which are funded. There are minimum funding requirements with respect to certain of the pension obligations and we may periodically elect to make discretionary contributions to the plans in support of risk management initiatives. We will also have payments due with respect to our other postretirement benefit obligations. We do not fund our other postretirement benefit obligations and payments are made as costs are incurred by covered retirees. Refer to Note 13. Pension Benefits to the consolidated financial statements included herein for additional detail regarding our expected contributions to our pension plans and expected distributions to participants in future periods.
Capital Expenditures
Supplier selection in the auto industry is generally finalized several years prior to the start of production of the vehicle. Therefore, current capital expenditures are based on customer commitments entered into previously, generally several years ago when the customer contract was awarded. As of December 31, 2019, we had approximately $127 million in outstanding cancellable and non-cancellable capital commitments. Capital expenditures by operating segment and geographic region for the periods presented were:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Fuel Injection Systems	$192	$126	$115
Powertrain Products	54	30	27
Electrification & Electronics	112	85	47
Aftermarket	4	5	3
Corporate and Other (1)	9	19	5
Total capital expenditures	$371	$265	$197
North America	$55	$61	$53
Europe	162	126	72
Asia Pacific	151	75	70
South America	3	3	2
Total capital expenditures	$371	$265	$197
(1) Corporate and Other includes capital expenditures amounts attributable to corporate administrative and support functions, including corporate headquarters and certain technical centers.
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
Operating activities—Net cash provided by operating activities totaled $292 million and $419 million for the years ended December 31, 2019 and 2018, respectively. Cash flow from operating activities for the year ended December 31, 2019 consisted primarily of net earnings of $33 million, increased by $263 million for non-cash charges for depreciation and amortization, asset impairments, pension and other postretirement benefit expenses and deferred income taxes, partially offset by $16 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the year ended December 31, 2018 consisted primarily of net earnings of $380 million, increased by $132 million for non-cash charges for depreciation and amortization, asset impairments, pension and other postretirement benefit expenses and deferred income taxes, partially offset by $96 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Net cash provided by operating activities totaled $388 million for the year ended December 31, 2017, which consisted of net earnings of $319 million, increased by $248 million for non-cash charges for depreciation and amortization, asset impairments, pension and other postretirement benefit expenses, partially offset by $184 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $361 million and $274 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to $106 million of increased capital expenditures during the year ended December 31, 2019 as compared to 2018.
Net cash used in investing activities totaled $187 million for the year ended December 31, 2017, which was primarily attributable to capital expenditures of $197 million.
Financing activities—Net cash used in financing activities totaled $98 million for the year ended December 31, 2019 and net cash used in financing activities totaled $108 million for the year ended December 31, 2018. Cash flows used in financing activities for the year ended December 31, 2019 primarily included $37 million of long-term debt repayments, $45 million paid to repurchase ordinary shares and $11 million of dividend payments of consolidated affiliates to minority shareholders.
Net cash used in financing activities totaled $108 million for the year ended December 31, 2018. Cash flows used in financing activities for the year ended December 31, 2018 primarily included $12 million of dividend payments of consolidated affiliates to minority shareholders, $60 million of dividend payments on ordinary shares and $19 million of long-term debt repayments.
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
We anticipate making pension contributions and benefit payments of approximately $43 million for non-U.S. plans in 2020.
Refer to Note 13. Pension Benefits to the consolidated financial statements included herein for further information on (1) historical benefit costs of the pension plans, (2) the principal assumptions used to determine the pension benefit expense and the actuarial value of the projected benefit obligation for the pension plans, (3) a sensitivity analysis of potential changes to pension obligations and expense that would result from changes in key assumptions and (4) funding obligations.
Environmental Matters
We are subject to the requirements of environmental and safety and health laws and regulations in each country in which we operate. These include laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance or that our eventual environmental remediation costs and liabilities will not be material.
As of December 31, 2019 and 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in other long-term liabilities and $2 million was recorded in accrued liabilities) and $3 million (of which $2 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities), respectively. The Company cannot assure that our eventual environmental remediation costs and liabilities will not exceed the amount of our current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.
Legal Proceedings
For a description of our legal proceedings, see Item 3. Legal Proceedings and Note 14. Commitments and Contingencies to the consolidated financial statements included herein.

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
Refer to Note 10. Warranty Obligations to the consolidated financial statements included herein for additional information.
Pensions
We use actuarial estimates and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, which are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. Refer to Note 13. Pension Benefits to the consolidated financial statements included herein for additional details. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; and (3) actuarial assumptions such as retirement age and mortality which are determined as of the current year measurement date. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligation (“PBO”) for a particular plan are amortized over the average future service period or average future lifetime of the employees in that plan, as applicable.
The primary funded plans are in the United Kingdom and Mexico. For the determination of 2019 expense, we assumed a long-term expected asset rate of return of approximately 5.39% and 8.00% for the United Kingdom and Mexico, respectively. We evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the United Kingdom and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Based on information provided by our actuaries and asset managers, we believe that the assumptions used are reasonable; however, changes in these assumptions could impact our financial position, results of operations or cash flows. Refer to Note 13. Pension Benefits to the consolidated financial statements included herein for additional information.

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
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, the ultimate resolution may be materially different from the current estimate. Refer to Note 16. Income Taxes to the consolidated financial statements included herein for additional information.

Recently Issued Accounting Pronouncements

Refer to Note 2. Significant Accounting Policies to the consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2019 are described.

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
Currency Exchange Rate Risk
Delphi Technologies has currency exposures related to buying, selling and financing in currencies other than the local functional currencies in which we operate (“transactional exposure”). We also have currency exposures related to the translation of the financial statements of our foreign subsidiaries that use the local currency as their functional currency into U.S. dollars, the Company’s reporting currency (“translational exposure”). The impact of translational exposure is recorded within currency translation adjustment in the consolidated statements of comprehensive income. We entered into currency swaps, including fixed-to-fixed cross-currency interest rate swaps, to hedge our net investment in Euro-denominated assets against future volatility in the USD-EUR exchange rate. Refer to Note. 19 Derivatives and Hedging Activities for additional details.
As of December 31, 2019 and 2018 the net fair value asset of cash and other financial instruments with exposure to currency risk was approximately $200 million and $101 million, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $6 million and $3 million at December 31, 2019 and 2018, respectively. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Interest Rate Risk
Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of December 31, 2019, we had approximately $694 million of floating rate debt related to the Credit Agreement. Delphi Technologies entered into interest rate swap agreements for a combined notional amount of $400 million, designated as cash flow hedges, in order to manage the volatility resulting from fluctuating interest rates on a portion of its floating rate debt. Refer to Note 19. Derivatives and Hedging Activities and the discussion of our Revolving Credit Facility and Term Loan A Facility in Item 7. Management’s Discussion & Analysis for additional details.
The table below indicates interest rate sensitivity on interest expense to floating rate debt based on amounts outstanding as of December 31, 2019.

Credit Agreement
Change in Rate	(impact to annual interest expense, in millions)
25 bps decrease	- $2
25 bps increase	+$2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delphi Technologies PLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delphi Technologies PLC (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Determination of Warranty Obligations and Product Recall Costs

Description of the Matter
At December 31, 2019, the Company’s liability related to warranty obligations and product recall costs was $86 million (hereinafter referred to “warranty-related liability”). As discussed in Note 10 of the consolidated financial statements, the Company’s warranty-related liability is based on an estimate of the amount that will eventually be required to settle such obligations. The Company conducts a review of its warranty-related liabilities and costs based on facts and circumstances that impact the status of existing claims in connection with finalizing and reporting its quarterly and annual results of operations.

Auditing management’s annual calculation of their estimated warranty-related liability was complex and highly judgmental due to the significant estimation required in determining the number of products impacted by formal campaigns soliciting return of product, the number of future claims, and the cost to settle such claims or replace recalled products. These assumptions had a significant effect on the estimated warranty-related liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant controls over the Company’s process for estimating the probable warranty-related liability.

To test the model prepared by the Company to estimate its warranty-related liability, our audit procedures included evaluating the methodology used, considering the appropriateness of the significant assumptions discussed above, testing the underlying data used by the Company in its analysis, and performing a search for new or contrary evidence. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the validity of the assumptions based on known data. We tested a sample of claims to validate specific attributes utilized in the estimation and also tested the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Detroit, Michigan
February 13, 2020

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales	$4,361	$4,858	$4,849
Operating expenses:
Cost of sales	3,728	3,961	3,881
Selling, general and administrative	398	414	408
Amortization	14	14	16
Restructuring (Note 11)	80	35	98
Total operating expenses	4,220	4,424	4,403
Operating income	141	434	446
Interest expense	(68)	(79)	(15)
Other income (expense), net (Note 21)	13	9	(11)
Income before income taxes and equity income	86	364	420
Income tax (expense) benefit	(57)	9	(106)
Income before equity income	29	373	314
Equity income, net of tax	4	7	5
Net income	33	380	319
Net income attributable to noncontrolling interest	16	22	34
Net income attributable to Delphi Technologies	$17	$358	$285

Net income per share attributable to Delphi Technologies:
Basic	$0.19	$4.04	$3.22
Diluted	$0.19	$4.03	$3.21
Weighted average ordinary shares outstanding:
Basic	87.29	88.68	88.61
Diluted	87.42	88.89	88.66
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$33	$380	$319
Other comprehensive income (loss):
Currency translation adjustments	(10)	(83)	72
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 19)	22	(2)	—
Employee benefit plans adjustment, net of tax	24	41	6
Other comprehensive income (loss), net of tax	36	(44)	78
Comprehensive income	69	336	397
Comprehensive income attributable to noncontrolling interests	16	19	38
Comprehensive income attributable to Delphi Technologies	$53	$317	$359

See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$191	$359
Restricted cash	—	1
Accounts receivable, net	821	878
Inventories, net (Note 4)	447	521
Other current assets (Note 5)	189	172
Total current assets	1,648	1,931
Long-term assets:
Property, net (Note 6)	1,509	1,445
Investments in affiliates	42	44
Intangible assets, net (Note 8)	53	69
Goodwill (Note 8)	7	7
Deferred income taxes (Note 16)	269	280
Other long-term assets (Note 5)	219	117
Total long-term assets	2,099	1,962
Total assets	$3,747	$3,893
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 12)	$40	$43
Accounts payable	717	906
Accrued liabilities (Note 9)	466	428
Total current liabilities	1,223	1,377
Long-term liabilities:
Long-term debt (Note 12)	1,455	1,488
Pension and other postretirement benefit obligations (Note 13)	404	467
Other long-term liabilities (Note 9)	210	123
Total long-term liabilities	2,069	2,078
Total liabilities	3,292	3,455
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 86,071,640 and 88,491,963 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	409	407
Retained earnings	281	296
Accumulated other comprehensive loss (Note 18)	(376)	(412)
Total Delphi Technologies shareholders’ equity	315	292
Noncontrolling interest	140	146
Total shareholders’ equity	455	438
Total liabilities and shareholders’ equity	$3,747	$3,893
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$33	$380	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	196	182	173
Amortization	11	14	16
Amortization of deferred debt issuance costs	4	4	—
Impairment of assets	35	1	12
Restructuring expense, net of cash paid	31	(32)	10
Deferred income taxes	9	(108)	(7)
Pension and other postretirement benefit expenses	12	43	47
Income from equity method investments, net of dividends received	(4)	(7)	(5)
Gain on sale of assets	(5)	(3)	—
Share-based compensation	17	9	17
Changes in operating assets and liabilities:
Accounts receivable, net	57	162	(271)
Inventories	74	(24)	(124)
Other assets	10	(49)	(82)
Accounts payable	(117)	(97)	201
Accrued and other long-term liabilities	(27)	27	148
Other, net	7	(36)	(18)
Pension contributions	(51)	(47)	(48)
Net cash provided by operating activities	292	419	388
Cash flows from investing activities:
Capital expenditures	(371)	(265)	(197)
Proceeds from sale of property	12	5	10
Cost of technology investments	—	(7)	(1)
Proceeds from insurance settlement claims	—	1	1
Settlement of undesignated derivatives	(2)	(8)	—
Net cash used in investing activities	(361)	(274)	(187)
Cash flows from financing activities:
Net repayments under other short-term debt agreements	(3)	(2)	—
Repayments under long-term debt agreements	(37)	(19)	—
Proceeds from issuance of senior notes, net of discount and issuance costs	—	—	782
Proceeds from issuance of credit agreement, net of issuance costs	—	—	741
Dividend payments of consolidated affiliates to minority shareholders	(11)	(12)	(10)
Distribution of cash dividends	—	(60)	—
Taxes withheld and paid on employees’ restricted share awards	(2)	(5)	—
Repurchase of ordinary shares	(45)	(10)	—
Cash distributions paid to Former Parent	—	—	(1,328)
Other net transfers to Former Parent	—	—	(160)
Net cash (used in) provided by financing activities	(98)	(108)	25
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(2)	(16)	12
(Decrease) increase in cash, cash equivalents and restricted cash	(169)	21	238
Cash, cash equivalents and restricted cash at beginning of the year	360	339	101
Cash, cash equivalents and restricted cash at end of the year	$191	$360	$339
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Former Parent’s Net Investment	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	(in millions)
Balance at December 31, 2016	—	$—	$—	$—	$1,737	$(711)	$1,026	$156	$1,182
Net income	—	—	—	7	278	—	285	34	319
Other comprehensive income	—	—	—	—	—	74	74	4	78
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	89	1	430	—	(431)	—	—	—	—
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(30)	(30)
Share-based compensation	—	—	1	—	16	—	17	—	17
Net other change in Former Parent’s net investment	—	—	—	—	(272)	266	(6)	—	(6)
Cash distributions to Former Parent	—	—	—	—	(1,328)	—	(1,328)	—	(1,328)
Balance at December 31, 2017	89	$1	$431	$7	$—	$(371)	$68	$164	$232
Net income	—	—	—	358	—	—	358	22	380
Other comprehensive loss	—	—	—	—	—	(41)	(41)	(3)	(44)
Dividends on ordinary shares	—	—	—	(60)	—	—	(60)	—	(60)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(37)	(37)
Separation related adjustments	—	—	(27)	—	—	—	(27)	—	(27)
Repurchase of ordinary shares	—	—	(1)	(9)	—	—	(10)	—	(10)
Share-based compensation	—	—	9	—	—	—	9	—	9
Taxes withheld on employees’ restricted share award vestings	—	—	(5)	—	—	—	(5)	—	(5)
Balance at December 31, 2018	89	$1	$407	$296	$—	$(412)	$292	$146	$438
Net income	—	—	—	17	—	—	17	16	33
Other comprehensive income	—	—	—	—	—	36	36	—	36
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	—	(22)	(22)
Repurchase of ordinary shares	(3)	—	(13)	(32)	—	—	(45)	—	(45)
Share-based compensation	—	—	17	—	—	—	17	—	17
Taxes withheld on employees' restricted share award vesting	—	—	(2)	—	—	—	(2)	—	(2)
Balance at December 31, 2019	86	$1	$409	$281	$—	$(376)	$315	$140	$455

See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
On December 4, 2017, Delphi Technologies PLC became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017 (references hereinafter to “Delphi Technologies,” “we,” “us,” “our” or the “Company” refer to Delphi Technologies PLC and include the results of the Former Parent’s Powertrain Systems segment).
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
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). The Aftermarket segment also remanufactures and sells our products to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout a vehicles’ lifecycle.
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
At the time of the Separation, we used available information to develop our best estimates for certain assets and liabilities related to the Separation. In certain instances, final determination of the Separation-related balances was made in subsequent periods, and any adjustments, if necessary, were recorded to shareholders’ equity when determined.
The Company’s historical financial statements for the period prior to December 4, 2017 reflect an allocation of expenses related to certain corporate functions of the Former Parent, including senior management, legal, human resources, finance and accounting, treasury, information technology services and support, cash management, payroll processing, pension and benefit administration and other shared services. These costs were allocated using methodologies that management believes were reasonable for the item being allocated. Allocation methodologies included direct usage when identifiable, as well as the Company’s relative share of revenues, headcount or functional spend as a percentage of the total. However, the allocations are not indicative of the actual expenses that would have been incurred had Delphi Technologies operated as a stand-alone publicly-traded company for the periods presented. Accordingly, the historical financial information presented for periods prior to December 4, 2017 may not be indicative of the results of operations or cash flows that would have been achieved if Delphi Technologies had been a stand-alone publicly-traded company during the periods shown or of the Company’s performance for periods subsequent to December 4, 2017. Related party allocations are further described in Note 3. Related Party Transactions.
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

Prior to December 4, 2017, all intercompany transactions between the Company and the Former Parent were considered to be effectively settled in the historical financial statements at the time the transactions were recorded. As a result, the total net effect of the settlement of these intercompany transactions was reflected in the consolidated statements of cash flows as a financing activity.
In connection with the Separation, the Former Parent’s net investment was reclassified within shareholders’ equity and allocated between ordinary shares and additional paid-in capital based on the number of our ordinary shares outstanding at the distribution date.

2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The consolidated financial statements as of and for the year ended December 31, 2019 include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated. For periods prior to December 4, 2017, transactions between the Company and the Former Parent have been included in the financial statements within Former Parent net investment. Prior to December 4, 2017, expenses related to corporate allocations from the Former Parent to the Company were considered to be effectively settled for cash in the financial statements at the time the transaction was recorded. Prior to the Separation, transactions between the Company and the Former Parent’s other subsidiaries were classified as related party transactions within the consolidated financial statements.
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
Tula and PolyCharge are privately-held companies that do not have readily determinable fair values and therefore are measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. There were no impairments or upward adjustments recorded during the years ended December 31, 2019 or 2018. These investments are classified within other long-term assets in the consolidated balance sheets.
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
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, restructuring, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.
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

Aftermarket provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of December 31, 2019, the Company had return assets of $7 million included in other current assets.
Refer to Note 15. Revenue and Note 5. Assets for additional information.
Net income per share—Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted–average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted-average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. Refer to Note 17. Shareholders’ Equity and Net Income Per Share for additional information including the calculation of basic and diluted net income per share.
Rebates—The Company accrues for rebates pursuant to specific arrangements primarily with certain aftermarket customers. Rebates generally provide for price reductions based upon purchase volumes and are recorded as a reduction of sales as earned by such customers.
Research and development—Costs are incurred in connection with research and development programs that are expected to contribute to future earnings. Such costs are charged against income as incurred. Total research and development expenses, including engineering, net of third party reimbursements, were $408 million, $448 million and $420 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The allowance for doubtful accounts is established based upon analysis of trade receivables for known collectability issues, the aging of the trade receivables at the end of each period and, generally, all accounts receivable balances greater than 90 days past due are fully reserved. The table below summarizes the activity in the allowance for doubtful accounts for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$18	$16	$9
Provision for doubtful accounts, net of recoveries	11	5	8
Write-offs	(5)	(2)	(1)
Foreign currency translation and other	—	(1)	—
Balance at end of year	$24	$18	$16

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
The Company uses an estimated incremental borrowing rate, which is derived from information available at lease commencement, in determining the present value of lease payments. When calculating the incremental borrowing rates, the Company gives consideration to the applicable margin based on our corporate credit ratings, as defined by the Credit Agreement, as well as publicly available data by country for instruments with similar characteristics. Refer to Note 7. Leases for additional information.
Pre-production costs related to long-term supply agreements—The Company incurs pre-production engineering, development and tooling costs related to products produced for its customers under long-term supply agreements. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract. As of December 31, 2019 and 2018, $20 million and $17 million of such contractually reimbursable costs were capitalized, respectively. These amounts are recorded within other current and other long-term assets in the consolidated balance sheets, as further detailed in Note 5. Assets.
Special tools represent Delphi Technologies-owned tools, dies, jigs and other items used in the manufacture of customer components that will be sold under long-term supply arrangements, the costs of which are capitalized within property, plant and equipment if the Company has title to the assets. Special tools also include capitalized unreimbursed pre-production tooling costs related to customer-owned tools for which the customer has provided Delphi Technologies a non-cancellable right to use the tool. Delphi Technologies-owned special tools balances are depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. The unreimbursed costs incurred related to customer-owned special tools that are not subject to reimbursement are capitalized and depreciated over the expected life of the special tool or the life of the related vehicle program, whichever is shorter. At December 31, 2019 and 2018, the special tools balance, net of accumulated depreciation, was $129 million and $119 million, respectively, included within property, net in the consolidated balance sheets. As of December 31, 2019 and 2018, the Delphi Technologies-owned special tools balances were $120 million and $109 million, respectively, and the customer-owned special tools balances were $9 million and $10 million, respectively.

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
Fair value measurements—The fair values of cash and cash equivalents, accounts and notes receivable, accounts payable, and debt approximates book value. Refer to Note 20. Fair Value of Financial Instruments for the fair values of other financial instruments and obligations.
Intangible assets—The Company has definite-lived intangible assets related to patents and developed technology, customer relationships and trade names. The Company amortizes definite-lived intangible assets over their estimated useful lives. The Company also has intangible assets related to acquired trade names that are classified as indefinite-lived when there are no foreseeable limits on the periods of time over which they are expected to contribute cash flows. These indefinite-lived trade name assets are tested for impairment annually, or more frequently when indicators of potential impairment exist. Costs to renew or extend the term of acquired intangible assets are recognized as expense as incurred. Refer to Note 8. Intangible Assets and Goodwill for additional information.
Goodwill—Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company tests for goodwill impairment at the reporting unit level. Our reporting units are operating segments and goodwill relates solely to the Aftermarket operating segment.
The impairment test involves first qualitatively assessing goodwill for impairment. If the qualitative assessment is not met the Company then performs a quantitative assessment by first comparing the estimated fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value exceeds carrying value, then we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its estimated fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. Refer to Note 8. Intangible Assets and Goodwill for additional information.
In the fourth quarter of 2019 and 2018, the Company completed a qualitative goodwill impairment assessment, and after evaluating the results, events and circumstances of the Company, the Company concluded that sufficient evidence existed to assert qualitatively that it was more likely than not that the estimated fair value of each reporting unit remained in excess of its carrying values. Therefore, a two-step impairment assessment was not necessary. No goodwill impairments were recorded in 2019, 2018 or 2017. Refer to Note 8. Intangible Assets and Goodwill for additional information.
Warranty and product recalls—Expected warranty costs for products sold are recognized at the time of sale of the product based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Refer to Note 10. Warranty Obligations for additional information.
Income taxes—As described in Note 16. Income Taxes, prior to the Separation the Company’s domestic and foreign operating results were included in the income tax returns of the Former Parent, and the Company accounted for income taxes under the separate return method. Under this approach, the Company determined its deferred tax assets and liabilities and related tax expense as if it were filing separate tax returns.
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines it is more likely than not that the deferred tax assets will not be realized in the future, the valuation allowance adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. In determining the provision for income taxes for financial statement purposes, the Company makes certain estimates and judgments which affect its evaluation of the carrying value of its deferred tax assets, as well as its calculation of certain tax liabilities. Refer to Note 16. Income Taxes for additional information.
Foreign currency translation—Assets and liabilities of non-U.S. subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end-of-period currency exchange rates. The consolidated statements of operations of non-U.S. subsidiaries are translated to U.S. dollars at average-period currency exchange rates. The effect of translation for non-U.S. subsidiaries is generally reported in other comprehensive income (“OCI”). The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of sales. Also included in cost of sales are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net foreign currency transaction losses and (gains) of $10 million, $(1) million and $(9) million were included as a component of cost of goods sold and other income (expense) in the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.
Restructuring—Delphi Technologies continually evaluates alternatives to align the business with the changing needs of its customers and to lower operating costs. This includes the realignment of its existing manufacturing capacity, facility closures, or similar actions, either in the normal course of business or pursuant to significant restructuring programs. These actions may result in employees receiving voluntary or involuntary employee termination benefits, which are mainly pursuant to union or other contractual agreements. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable including, at times, consultations with employee works councils or other employee representatives, depending on the existence of a substantive plan for severance or termination. Contract termination costs are recorded when contracts are terminated or when Delphi Technologies no longer derives economic benefit from a contract or ceases to use a leased facility. All other exit costs are expensed as incurred. Refer to Note 11. Restructuring for additional information.
Environmental liabilities—Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties at multi-party sites. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change estimates by Delphi Technologies. Refer to Note 14. Commitments and Contingencies for additional information.
Customer concentrations—For the year ended December 31, 2019, sales to Volkswagen AG accounted for 11% of our net sales, which were primarily related to the Fuel Injection Systems segment. There were no customers with sales greater than 10% of our net sales for the years ended December 31, 2018 and 2017.
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
Foreign exchange forward contracts are accounted for as hedges of firm or forecasted foreign currency commitments to the extent they are designated and assessed as highly effective. All foreign exchange contracts are marked to market on a current basis. Refer to Note 19. Derivatives and Hedging Activities and Note 20. Fair Value of Financial Instruments for additional information.

Asset retirement obligations—Asset retirement obligations are recognized in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations. Conditional retirement obligations have been identified primarily related to asbestos abatement at certain sites, removal of storage tanks and other disposal costs. Asset retirement obligations were $2 million and $2 million, at December 31, 2019 and 2018, respectively.
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
Share-based compensation—The Delphi Technologies PLC Long-Term Incentive Plan (the “PLC LTIP”) allows for the grant of share-based awards for long-term compensation to the employees, directors, consultants and advisors of the Company. The Company had no share-based compensation plans prior to the Separation; however certain of our employees and non-employee directors participated in the Former Parent’s share-based compensation arrangement, the Delphi Automotive PLC Long-Term Incentive Plan, as amended and restated effective April 23, 2015 (the “Former Parent Plan”). Grants of restricted stock units (“RSUs”) to executives and non-employee directors were made subsequent to the Separation under the PLC LTIP in 2017, 2018 and 2019. Grants of RSUs were made under the Former Parent Plan in each year from 2012 to 2017. Outstanding awards at the time of the Separation were converted to awards under the PLC LTIP.
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
Modifications to the terms of share-based awards are treated as an exchange of the original award for a new award resulting in total compensation cost equal to the grant-date fair value of the original award plus any incremental value of the modification to the award. The calculation of the incremental value is based on the excess of the fair value of the new (modified) award based on current circumstances over the fair value of the original award measured immediately before its terms are modified. To the extent there is incremental compensation cost relating to the newly modified award, it is recognized ratably over the requisite service period. Refer to Note 22. Share-Based Compensation for additional information.
Pension and Other Post-Retirement Benefits (OPEB)—Certain of the Company’s non-U.S. subsidiaries sponsor defined-benefit plans, which generally provide benefits based on negotiated amounts for each year of service. Certain Delphi Technologies employees, primarily in the United Kingdom (“U.K.”), France, Mexico and Turkey, participate in these plans (collectively, the “Direct Plans”). The Direct Plans, which relate solely to the Company, are included within the consolidated financial statements. In addition to the Direct Plans, prior to the Separation certain of the Company’s employees in Germany and the U.S. participated in defined benefit pension plans (collectively, the “Shared Plans”) sponsored by the Former Parent that included Delphi Technologies employees as well as employees of other subsidiaries of the Former Parent. The related pension and other postemployment expenses of the Shared Plans were charged to Delphi Technologies based primarily on the service cost of active participants. Following the Separation, Delphi Technologies’ portion of the defined-benefit pension plans were separated from the Former Parent’s defined benefit pension plans. As a result, the funded status for each plan is reflected in the Company’s consolidated balance sheet as of December 31, 2019 and 2018. Refer to Note 13. Pension Benefits for additional information.
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
The adoption of this guidance resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of approximately $107 million and $115 million, respectively, on the Company’s consolidated balance sheet as of December 31, 2019. The adoption did not have a material impact on its consolidated statements of operations or cash flows. Refer to Note 7. Leases for additional information.
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
Recently issued accounting pronouncements not yet adopted—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends ASC 820 to add, remove and clarify certain disclosure requirements related to fair value measures. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this guidance will not have a material impact on the Company’s financial statements.
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

Prior to the Separation, net sales of products from Delphi Technologies to affiliates of the Former Parent totaled $1 million for the year ended December 31, 2017.
Prior to the Separation, total purchases from affiliates of the Former Parent totaled $29 million for the year ended December 31, 2017.
There were no net amounts due to affiliates of the Former Parent from related party transactions as of December 31, 2019 and 2018.
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
The total costs for services and functions allocated to the Company from the Former Parent for periods prior to the Separation were as follows:

Year Ended December 31,
2017
(in millions)
Cost of sales	$27
Selling, general and administrative	116
Total allocated cost from Former Parent	$143

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

4. INVENTORIES, NET
A summary of inventories is shown below:

	December 31, 2019	December 31, 2018
	(in millions)
Productive material	$210	$250
Work-in-process	40	36
Finished goods	197	235
Total	$447	$521

5. ASSETS
Other current assets consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Value added tax receivable	$107	$98
Prepaid insurance and other expenses	21	14
Reimbursable engineering costs	19	17
Income and other taxes receivable	13	16
Notes receivable	12	15
Derivative financial instruments (Note 19)	8	4
Return assets (Note 2)	7	7
Other	2	1
Total	$189	$172

Other long-term assets consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Operating lease assets (Note 7)	$107	$—
Income and other taxes receivable	28	53
Investment in Tula (Note 2)	21	21
Derivative financial instruments (Note 19)	13	—
Value added tax receivable	7	—
Investment in PolyCharge (Note 2)	6	7
Debt issuance costs	2	3
Reimbursable engineering costs	1	—
Other	34	33
Total	$219	$117

6. PROPERTY, NET
Property, net is stated at cost less accumulated depreciation and amortization, and consisted of:

	Estimated Useful Lives	December 31,
		2019	2018
	(Years)	(in millions)
Land	—	$70	$70
Land and leasehold improvements	3-20	27	26
Buildings	40	333	300
Machinery, equipment and tooling	3-20	2,199	1,948
Information technology equipment, furniture and office equipment	3-10	133	81
Construction in progress	—	134	205
Total		2,896	2,630
Less: accumulated depreciation		(1,387)	(1,185)
Total property, net		$1,509	$1,445

For the year ended December 31, 2019, 2018 and 2017, Delphi Technologies recorded asset impairment charges of $23 million, $1 million and $12 million in cost of sales related to declines in the fair values of certain fixed assets, respectively. Additionally, during the year ended December 31, 2019, the Company recorded asset impairment charges of $5 million in selling, general and administrative expense for the decline in fair value of certain capitalized information technology assets.

7. LEASES
On January 1, 2019, Delphi Technologies adopted ASC Topic 842, Leases, which requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet for leases, with the exception of short-term leases. The Company leases real estate (including manufacturing sites and technical centers), office equipment, automobiles, forklifts and certain other equipment under finance and operating leases. As of December 31, 2019, the remaining lease terms range from 1 year to 9 years. Many of the Company’s leases include rent escalation clauses, renewal options and/or termination options that are factored into the Company’s determination of lease payments and lease term, as appropriate. During the year ended December 31, 2019, the Company obtained $13 million of lease assets in exchange for new operating lease liabilities.
The Company is a lessor for certain owned real estate. Rental income for these leases is included within other income, net and was not material for the year end December 31, 2019.
The table below presents supplemental balance sheet information related to leases as of December 31, 2019:

		December 31, 2019

		(in millions)
Assets	Balance Sheet Location
Operating lease assets	Other long-term assets (Note 5)	$107
Finance lease assets	Property, net	13
	Total lease assets	$120

Liabilities
Current
Operating leases	Accrued liabilities (Note 9)	$22
Finance leases	Short-term debt (Note 12)	2
Long-term
Operating leases	Other long-term liabilities (Note 9)	93
Finance leases	Long-term debt (Note 12)	12
	Total lease liabilities	$129

The table below presents the components of lease costs as of December 31, 2019:

For the Year Ended December 31, 2019:

(in millions)
Finance lease cost - amortization of lease assets (1)	$2
Operating lease cost (2)	35
Short-term lease cost	2
Variable lease cost	4
Total lease cost	$43

(1)	Includes interest on finance lease liabilities, which was not material.

(2)	Includes right-of-use asset impairment charge of $4 million related to a real estate operating lease asset.
The table below presents the weighted-average remaining lease term and discount rate as of December 31, 2019:

Weighted-average remaining lease term (in years):
Operating leases	6.38
Finance leases	8.12
Weighted-average discount rate:
Operating leases	6.03%
Finance leases	4.11%

The table below presents supplemental cash flow information related to leases during the year ended December 31, 2019:

For the Year Ended December 31, 2019:

(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$28

(1)	Operating and financing cash flows for finance leases were not material for the year ended December 31, 2019.

The table below reconciles the undiscounted future minimum lease payments to the lease liabilities recorded on the balance sheet as of December 31, 2019:

	Operating Leases	Finance Leases	Total

	(in millions)
2020	$28	$3	$31
2021	25	2	27
2022	21	2	23
2023	14	2	16
2024	13	1	14
Thereafter	38	7	45
Total future minimum lease payments	139	17	156
Less: amount of lease payments representing interest	(24)	(3)	(27)
Total lease liabilities	$115	$14	$129

8. INTANGIBLE ASSETS AND GOODWILL
The changes in the carrying amount of intangible assets and goodwill were as follows:

		As of December 31, 2019			As of December 31, 2018
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Years)	(in millions)			(in millions)
Amortized intangible assets:
Patents and developed technology	6-12	$134	$118	$16	$134	$107	$27
Customer relationships	3-10	114	101	13	110	94	16
Trade names	5-20	46	24	22	46	22	24
Total		294	243	51	290	223	67
Unamortized intangible assets:
Trade names	—	2	—	2	2	—	2
Goodwill	—	7	—	7	7	—	7
Total		$303	$243	$60	$299	$223	$76

Estimated amortization expense for the years ending December 31, 2019 through 2023 is presented below:

	Year Ending December 31,
	2020	2021	2022	2023	2024
	(in millions)
Estimated amortization expense	$17	$12	$2	$2	$2

A roll-forward of the gross carrying amounts of intangible assets for the years ended December 31, 2019 and 2018 is presented below.

	2019	2018
	(in millions)
Balance at January 1	$299	$287
Acquisitions	4	14
Foreign currency translation	—	(2)
Balance at December 31	$303	$299

A roll-forward of the accumulated amortization for the years ended December 31, 2019 and 2018 is presented below:

	2019	2018
	(in millions)
Balance at January 1	$223	$205
Amortization	18	20
Foreign currency translation	2	(2)
Balance at December 31	$243	$223

During the year ended December 31, 2019, the Company recorded impairment of $3 million related to intangible assets which is included in amortization expense. No intangible asset impairments were recorded in 2018 or 2017.

9. LIABILITIES
Accrued liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Restructuring (Note 11)	$73	$46
Income and other taxes payable	71	63
Warranty obligations (Note 10)	63	68
Payroll-related obligations	48	45
Deferred reimbursable engineering	45	31
Accrued rebates	26	29
Operating lease liabilities (Note 7)	22	—
Freight	13	20
Outside services	11	13
Accrued interest	10	12
Accrued customer returns	7	8
Customer deposits	6	5
Employee benefits	5	16
Dividends to minority shareholders	5	—
Other	61	72
Total	$466	$428

Other long-term liabilities consisted of the following:

	December 31, 2019	December 31, 2018
	(in millions)
Operating lease liabilities (Note 7)	$93	$—
Accrued income taxes	45	46
Warranty obligations (Note 10)	23	28
Restructuring (Note 11)	23	19
Deferred income taxes (Note 16)	15	14
Derivative financial instruments	—	6
Environmental (Note 14)	1	2
Other	10	8
Total	$210	$123

10. WARRANTY OBLIGATIONS
Expected warranty costs for products sold are recognized principally at the time of sale of the product based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as past experience, production changes, industry developments and various other considerations. The estimated costs related to product recalls based on a formal campaign soliciting return of that product are accrued at the time an obligation becomes probable and can be reasonably estimated. These estimates and the related warranty reserves are adjusted from time to time based on facts and circumstances that impact the status of existing claims. Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across all of its operating segments as of December 31, 2019. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of December 31, 2019 to be zero to $10 million.

The table below summarizes the activity in the product warranty liability for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in millions)
Accrual balance at beginning of year	$96	$97
Provision for estimated warranties incurred during the year	43	40
Changes in estimate for pre-existing warranties	3	8
Settlements made during the year (in cash or in kind)	(56)	(44)
Foreign currency translation and other	—	(5)
Accrual balance at end of year	$86	$96

11. RESTRUCTURING
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
On October 31, 2019, the Company announced a restructuring plan to reshape and realign its global technical center footprint and reduce salaried and contract staff. Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. The Company recorded pre-tax restructuring charges of $56 million during 2019 related to this restructuring plan and expects to record additional pre-tax restructuring charges of up to approximately $150 million, primarily in Fuel Injection Systems and to a lesser extent Powertrain Products. Nearly all of the restructuring charges will be cash expenditures. The amount and timing of the remaining charges will be based on a variety of factors, including consultations with employee works councils and other employee representatives.
In addition to the plan described above, other restructuring charges for the year ended December 31, 2019 of $24 million were primarily for restructuring programs undertaken by the Company related to workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs.
During the year ended December 31, 2018, the Company recorded employee-related and other restructuring charges totaling approximately $35 million. These charges included $22 million that was recognized for programs focused on continued rotation of our manufacturing footprint to best-cost locations in Europe and $3 million that was recognized for programs implemented to reduce global overhead costs.
During the year ended December 31, 2017, the Company recorded employee-related and other restructuring charges related to various programs totaling approximately $98 million. These charges included $55 million of separation costs for approximately 500 employees due to the initiation of the closure of a Western European manufacturing site within the Powertrain Systems segment and approximately $30 million related to other programs pursuant to the Company’s on-going European footprint rotation strategy. Charges for the program have been substantially completed, and cash payments for this restructuring action are expected to be principally completed by 2020.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $49 million and $67 million in the years ended December 31, 2019 and December 31, 2018, respectively.

The following table summarizes the restructuring charges recorded for the years ended December 31, 2019, 2018 and 2017 by operating segment and corporate:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Fuel Injection Systems	$32	$29	$79
Powertrain Products	17	6	8
Electrification & Electronics	25	—	5
Aftermarket	2	(2)	6
Corporate	4	2	—
Total	$80	$35	$98

The table below summarizes the activity in the restructuring liability for the years ended December 31, 2019 and 2018:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total
	(in millions)
Accrual balance at December 31, 2017	$98	$3	$101
Provision for estimated expenses incurred during the year	32	3	35
Payments made during the year	(64)	(3)	(67)
Foreign currency and other	(2)	(2)	(4)
Accrual balance at December 31, 2018	$64	$1	$65
Provision for estimated expenses incurred during the year	$80	$—	$80
Payments made during the year	(49)	—	(49)
Foreign currency and other	—	—	—
Accrual balance at December 31, 2019	$95	$1	$96

12. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of December 31, 2019 and December 31, 2018, respectively:

	December 31,
	2019	2018
	(in millions)
Term Loan A Facility (net of $3 and $4 unamortized issuance costs)	$691	$727
Senior Notes at 5.00% (net of $10 and $12 unamortized issuance costs and $2 and $3 discount, respectively)	788	785
Finance leases and other	16	19
Total debt	1,495	1,531
Less: current portion	(40)	(43)
Long-term debt	$1,455	$1,488

The principal maturities of debt, at nominal value, are as follows:

Debt Obligations
(in millions)
2020	$40
2021	78
2022	584
2023	1
2024	1
Thereafter	806
Total	$1,510

Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the "Administrative Agent"), with respect to $1.25 billion in senior secured credit facilities. The Credit Agreement consists of a senior secured five-year $750 million term loan facility (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of December 31, 2019, there were no amounts drawn on the Revolving Credit Facility.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings, as more particularly described below (the “Applicable Rate”). In addition, the Credit Agreement requires payment of additional interest on certain overdue obligations on terms and conditions customary for financings of this type. The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders), but payable no less than quarterly. We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The Applicable Rates charged to the Company on the specified date are set forth below:

	December 31, 2019		December 31, 2018
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	1.45%	0.45%	1.45%	0.45%
Term Loan A Facility	1.75%	0.75%	1.75%	0.75%

The applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.00% per annum (for LIBOR loans) and between 0.50% and 1.00% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. The applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.55% per annum (for LIBOR loans) and between 0.30% and 0.55% per annum

(for ABR loans), in each case based upon changes to our corporate credit ratings. Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings. The Credit Agreement also requires that we pay certain facility fees on the aggregate commitments under the Revolving Credit Facility and certain letter of credit issuance and fronting fees. Amounts outstanding and the rate effective as of December 31, 2019, are detailed below:

	Applicable Rate	Borrowings as of December 31, 2019 (in millions)	Rates effective as of December 31, 2019
Term Loan A Facility	LIBOR plus 1.75%	$694	3.500%

In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. These interest rate swap agreements mature in September 2022 and convert the nature of $400 million of the loan from LIBOR floating-rate debt to fixed-rate debt. In addition to these agreements, in December 2018 and March 2019, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $600 million. These agreements are designated as net investment hedges and have a maturity date of September 2022. See Note 19. Derivatives and Hedging Activities for additional information on our interest rate swaps.
Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this type, which issuances reduce availability under the Revolving Credit Facility. No such letters of credit were outstanding as of December 31, 2019.
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
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio (the ratio Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement). The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. The Company was in compliance with the Credit Agreement covenants as of December 31, 2019. The Credit Agreement was amended on February 10, 2020. Pursuant to the amendment, for any fiscal quarter ending on or prior to September 30, 2019 or after December 31, 2020, the Company must maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 and for any fiscal quarter ending on or after December 31, 2019 and on or prior to December 31, 2020 a consolidated net leverage ratio of not greater than 4.0 to 1.0.
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

Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the "Senior Notes"). The Senior Notes were priced at 99.5% of par, resulting in a yield to maturity of 5.077%. Approximately $14 million of issuance costs were incurred in connection with the Senior Notes offering. Interest is payable semi-annually on April 1 and October 1 of each year to holders of record at the close of business on March 15 or September 15 immediately preceding the interest payment date. The proceeds received from the Senior Notes offering were deposited into escrow and subsequently released to Delphi Technologies upon satisfaction of certain conditions, including completion of the Separation, in December 2017. From the date of the satisfaction of the escrow conditions, the notes are guaranteed, jointly and severally, on an unsecured basis, by each of our current and future domestic subsidiaries that guarantee our Credit Facilities, as described above. The proceeds from the Senior Notes, together with the proceeds from the borrowings under the Credit Agreement, were used to fund a dividend to the Former Parent, fund operating cash and pay taxes and related fees and expenses.
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of December 31, 2019.
Other Financing
Receivable factoring—During the three months ended December 31, 2019, the Company entered into a €225 million accounts receivable factoring facility for certain subsidiaries in Europe, of which €214 million is available on a committed basis. The facility is accounted for as short-term debt and borrowings are subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This program matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. No amounts were outstanding on the European accounts receivable factoring facility as of December 31, 2019 or December 31, 2018.
The Company has entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold without recourse to the Company and are therefore accounted for as true sales. During the years ended December 31, 2019 and 2018, $150 million and $112 million of receivables were sold under these arrangements, and expenses of $4 million and $5 million, respectively, were recognized within interest expense.
In addition, during the year ended December 31, 2019 and 2018, one of the Company’s European subsidiaries factored, without recourse, approximately $41 million and $25 million of receivables related to certain foreign research credits to a financial institution, respectively. These transactions were accounted for as true sales of the receivables, and as a result the Company derecognized these amounts from other long-term assets in the consolidated balance sheets as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, less than $1 million of expenses were recognized within interest expense related to this transaction.
Finance leases—There were approximately $14 million and $14 million finance lease obligations outstanding as of December 31, 2019 and 2018, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $66 million, $75 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

13. PENSION BENEFITS
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
Effective March 31, 2019, the Company has frozen future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the year ended December 31, 2019, related to curtailing the defined benefit pension plans in the U.K. The Company also recognized a charge of $13 million in the year ended December 31, 2019 related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
Funded Status
The amounts shown below reflect the change in the non-U.S. defined benefit pension obligations during 2019 and 2018.

	Year Ended December 31,
	2019	2018
	(in millions)
Benefit obligation at beginning of year	$1,442	$1,604
Service cost	12	37
Interest cost	34	36
Actuarial (gain) loss	138	(112)
Benefits paid	(54)	(47)
Impact of curtailments	(60)	—
Plan amendments and other	—	20
Exchange rate movements and other	43	(96)
Benefit obligation at end of year	1,555	1,442
Change in plan assets:
Fair value of plan assets at beginning of year	976	1,074
Actual return (loss) on plan assets	144	(36)
Contributions	51	47
Benefits paid	(54)	(47)
Exchange rate movements and other	35	(62)
Fair value of plan assets at end of year	1,152	976
Underfunded status	(403)	(466)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	—	1
Current liabilities	—	(1)
Non-current liabilities	(403)	(466)
Total	(403)	(466)
Amounts recognized in accumulated other comprehensive income consist of (pre-tax):
Actuarial loss	274	285
Prior service cost	6	21
Total	$280	$306

The projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets and with plan assets in excess of accumulated benefit obligations are as follows:

	December 31,
	2019	2018
	(in millions) Plans with ABO in Excess of Plan Assets
PBO	$1,529	$1,420
ABO	1,520	1,290
Fair value of plan assets at end of year	1,130	954
	Plans with Plan Assets in Excess of ABO
PBO	$26	$22
ABO	21	18
Fair value of plan assets at end of year	22	22
	Total
PBO	$1,555	$1,442
ABO	1,541	1,308
Fair value of plan assets at end of year	1,152	976

Benefit costs presented below were determined based on actuarial methods and included the following:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$12	$37	$34
Interest cost	34	36	34
Expected return on plan assets	(56)	(54)	(47)
Curtailment loss	15	—	—
Amortization of actuarial losses	7	24	26
Net periodic benefit cost	$12	$43	$47

During the first quarter of 2017, the Company elected to early adopt ASU 2017-07. As a result, service costs are classified as employee compensation costs within cost of sales and selling, general and administrative expense within the consolidated statement of operations. All other components of net periodic benefit cost are classified within other expense for all periods presented.
The Company had $1 million and $1 million in other postretirement benefit obligations as of December 31, 2019 and 2018, respectively.
Experience gains and losses, as well as the effects of changes in actuarial assumptions and plan provisions are recognized in other comprehensive income. Cumulative gains and losses in excess of 10% of the PBO for a particular plan are amortized over the average future service period or average future lifetime of the employees in that plan, as applicable. The estimated actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 is $8 million.

The principal assumptions used to determine the pension expense and the actuarial value of the projected benefit obligation for the non-U.S. pension plans were:
Assumptions used to determine benefit obligations at December 31:

	Pension Benefits
	2019	2018
Weighted-average discount rate	1.96%	2.75%
Weighted-average rate of increase in compensation levels (1)	3.32%	3.96%

(1)	This assumption is not applicable to plans that have been frozen to future accruals.
Assumptions used to determine net expense for years ended December 31:

	Pension Benefits
	2019	2018	2017
Weighted-average discount rate	2.75%	2.46%	2.58%
Weighted-average rate of increase in compensation levels (1)	3.96%	3.98%	3.97%
Weighted-average expected long-term rate of return on plan assets	5.40%	5.50%	5.50%

(1)	This assumption is not applicable to plans that have been frozen to future accruals.
Delphi Technologies selects discount rates by analyzing the results of matching each plan’s projected benefit obligations with a portfolio of high-quality fixed income investments rated AA-or higher by Standard and Poor’s.
The primary funded plans are in the U.K. and Mexico. For the determination of 2019 expense, Delphi Technologies assumed a long-term expected asset rate of return of approximately 5.39% and 8.00% for the U.K. and Mexico, respectively. Delphi Technologies evaluated input from local actuaries and asset managers, including consideration of recent fund performance and historical returns, in developing the long-term rate of return assumptions. The assumptions for the U.K. and Mexico are primarily long-term, prospective rates. To determine the expected return on plan assets, the market-related value of approximately 25% of our plan assets is actual fair value. The expected return on the remainder of our plan assets is determined by applying the expected long-term rate of return on assets to a calculated market-related value of these plan assets, which recognizes changes in the fair value of the plan assets in a systematic manner over five years.
Delphi Technologies’ pension expense for 2020 is determined at the 2019 year end measurement date. For purposes of analysis, the following table highlights the sensitivity of the Company’s pension obligations and expense to changes in key assumptions:

Change in Assumption	Impact on Pension Expense	Impact on PBO
25 basis point (“bp”) decrease in discount rate	+ $0 million	+ $76 million
25 bp increase in discount rate	- $0 million	- $70 million
25 bp decrease in long-term expected return on assets	+ $3 million	—
25 bp increase in long-term expected return on assets	- $3 million	—

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. The above sensitivities also assume no changes to the design of the pension plans and no major restructuring programs.

Pension Funding
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Projected Pension Benefit Payments
(in millions)
2020	$43
2021	44
2022	45
2023	47
2024	50
2025 – 2029	285

Delphi Technologies anticipates making pension contributions and benefit payments of approximately $43 million in 2020.
Plan Assets
Certain pension plans sponsored by Delphi Technologies invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate and absolute return strategies.
The fair values of Delphi Technologies’ pension plan assets weighted-average asset allocations at December 31, 2019 and 2018, by asset category, are as follows:

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$105	$105	$—	$—
Time deposits	7	—	7	—
Equity mutual funds	120	—	120	—
Bond mutual funds	205	—	205	—
Real estate trust funds	74	—	—	74
Hedge funds	625	—	520	105
Debt securities	10	10	—	—
Equity securities	6	6	—	—
Total	$1,152	$121	$852	$179

	Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Cash	$55	$55	$—	$—
Time deposits	9	—	9	—
Equity mutual funds	258	—	258	—
Bond mutual funds	464	—	464	—
Real estate trust funds	91	—	—	91
Hedge funds	85	—	2	83
Debt securities	8	8	—	—
Equity securities	6	6	—	—
Total	$976	$69	$733	$174

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
Equity securities—The fair value of equity securities is determined by direct quoted market prices on regulated financial exchanges.

The following table summarizes the changes in Level 3 defined benefit pension plan assets measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Real Estate Trust Fund	Hedge Funds
	(in millions)
Beginning balance at January 1, 2018	$50	$100
Actual return on plan assets:
Relating to assets still held at the reporting date	9	(2)
Purchases, sales and settlements	36	(9)
Foreign currency translation and other	(4)	(6)
Ending balance at December 31, 2018	$91	$83
Actual return on plan assets:
Relating to assets still held at the reporting date	$2	$(1)
Purchases, sales and settlements	(22)	20
Foreign currency translation and other	3	3
Ending balance at December 31, 2019	$74	$105

Defined Contribution Plans
Prior to the Separation, certain hourly and salaried employees of Delphi Technologies participated in defined contribution plans sponsored by the Former Parent. In connection with the Separation, Delphi Technologies has established plans with substantially similar terms. Expense related to the contributions for these plans recorded by Delphi Technologies was approximately $24 million, $18 million, and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14. COMMITMENTS AND CONTINGENCIES
Ordinary Business Litigation
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
Environmental Matters
Delphi Technologies is subject to the requirements of U.S. federal, state, local and non-U.S. environmental and safety and health laws and regulations. As of December 31, 2019 and December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $3 million (of which $1 million was recorded in other long-term liabilities and $2 million was recorded in accrued liabilities) and $3 million (of which $2 million was recorded in other long-term liabilities and $1 million was recorded in accrued liabilities), respectively. At December 31, 2019 the difference between the recorded liabilities and the reasonably possible range of potential loss was not material.

15. REVENUE
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
The amount of revenue recognized for the Company’s products is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Our payment terms are based on customary business practices and vary by customer type and products offered. The term between invoicing and when payment is due is not significant.
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
North America	$1,232	$1,367	$1,345
Europe	1,953	2,142	2,030
Asia Pacific	1,049	1,208	1,335
South America	127	141	139
Total	$4,361	$4,858	$4,849

The Fuel Injection Systems, Powertrain Products and Electrification & Electronics segments primarily serve OEMs along with certain Tier 1 suppliers (one that supplies vehicle components directly to manufacturers) and the Aftermarket segment serves sales channels to independent aftermarket customers and original equipment service customers.
In the following table, net sales is disaggregated by customer and sales channels:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Sales to OEMs and Tier 1 customers:
Fuel injection systems	$1,590	$1,689	$1,581
Powertrain products	1,135	1,246	1,279
Electrification & Electronics products	795	1,049	1,042
Total sales to OEMs and Tier 1 customers	3,520	3,984	3,902

Sales to independent aftermarket customers	603	638	621
Sales to original equipment service customers	238	236	326
Total sales to aftermarket customers	841	874	947

Total	$4,361	$4,858	$4,849

Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of December 31, 2019, the recognition of revenue over time resulted in approximately $2 million of unbilled accounts receivable, which is included in accounts receivable, net. There were no other contract assets or liabilities as of December 31, 2019, as defined by ASC 606.
Practical Expedients and Exemptions
For our Fuel Injection Systems, Powertrain Products and Electrification & Electronics segments, we define the contract with the customer as the combination of a current purchase order and a current production schedule issued by the customer. For our Aftermarket segment, we define the contract with the customer as the combination of a current purchase order and a master agreement with the customer. Although there are instances where the master agreements may extend beyond one year, there are generally no purchase orders with an expected duration beyond a year.
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

16. INCOME TAXES
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
The following table summarizes Delphi Technologies’ tax expense:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current income tax expense	$48	$99	$113
Deferred income tax expense (benefit), net	9	(108)	(7)
Total income tax expense (benefit)	$57	$(9)	$106

Cash paid or withheld for income taxes by Delphi Technologies was $53 million, $89 million and $46 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The applicable tax rate to determine Delphi Technologies theoretical income tax expense for 2019 was 19%, as compared to 19% in 2018 and 19.25% in 2017. The Company applies the weighted average rate in the United Kingdom (“U.K.”), the tax jurisdiction where Delphi Technologies is resident. The following table contains a reconciliation of the provision for income taxes compared with the amounts at the theoretical rate:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Theoretical income taxes at the U.K. weighted average rate	$16	$69	$81
Income taxed at other rates	10	(42)	(10)
Losses not benefitted	30	9	28
Tax credits	(18)	—	—
Other change in tax reserves	2	17	4
Change in valuation allowances	2	(78)	(12)
Withholding taxes	12	11	11
Change in tax law	—	2	7
Other adjustments	3	3	(3)
Total income tax expense (benefit)	$57	$(9)	$106
Effective tax rate	66%	(2)%	25%

The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance. Included in the income taxed at other rates are tax incentives obtained in various countries, primarily the High and New Technology Enterprise (“HNTE”) status in China and the Special Economic Zone exemption in Turkey of $9 million in 2019, $9 million in 2018, and $7 million in 2017, as well as tax benefit for income earned in jurisdictions where a valuation allowance has been recorded. The Company currently benefits from tax holidays in various non-U.S. jurisdictions with expiration dates from 2016 through 2026. The income tax benefits attributable to these tax holidays are approximately $1 million in 2019, $1 million in 2018 and $1 million in 2017.
Tax credits recorded in 2019 primarily related to credits that became realizable as the result of proposed regulations as issued by the United States Treasury Department in December 2019.
The effective tax rate in the year ended December 31, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized.
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
The Company’s effective tax rate in 2017 was also impacted by the release of valuation allowances in the United States and Hungary, primarily due to changes in the underlying operations of the business and the tax benefit recognized in the prior period due to the restructuring charges recorded in 2016. These benefits were partially offset by unfavorable geographic income mix and $4 million of reserve adjustments recorded for uncertain tax positions, which included reserves for ongoing audits in foreign jurisdictions, as well as for changes in estimates based on relevant new or additional evidence obtained related to certain of the Company’s tax positions.

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

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Pension	$75	$83
Employee benefits	5	4
Net operating loss carryforwards	245	236
Warranty and other liabilities	31	35
Intangible assets	7	10
Tax credits	20	—
Other	80	51
Total gross deferred tax assets	463	419
Less: valuation allowances	(181)	(124)
Total deferred tax assets (1)	$282	$295
Deferred tax liabilities:
Fixed assets	$17	$16
Tax on unremitted profits of certain foreign subsidiaries	11	13
Total gross deferred tax liabilities	28	29
Net deferred tax assets	$254	$266

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.
The table below summarizes the activity in the valuation allowance account for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$124	$196	$70
Provision charged to costs and expenses (1)	61	71	20
Deductions	(2)	(144)	(12)
Other activity (2)	(2)	1	118
Balance at end of year	$181	$124	$196

(1)	Provision charged to costs and expenses primarily related to taxable losses for which the tax benefit has been reserved.

(2)	In 2017, the Other activity primarily represents the transfer of certain deferred tax assets and the related valuation allowance from the Former Parent as a result of the Separation.
Deferred tax liabilities and assets are classified as long-term in the consolidated balance sheet. Net deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	December 31,
	2019	2018
	(in millions)
Long-term assets	$269	$280
Long-term liabilities	(15)	(14)
Total deferred tax asset	$254	$266

The net deferred tax assets of $254 million as of December 31, 2019 are primarily comprised of deferred tax asset amounts in France, the United States, U.K. and China.
Net Operating Loss and Tax Credit Carryforwards
As of December 31, 2019, the Company has gross deferred tax assets of approximately $245 million for net operating loss (“NOL”) carryforwards with recorded valuation allowances of $138 million. These NOL’s are available to offset future taxable income and realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The NOL’s primarily relate to France, Luxembourg, China and Spain. The NOL carryforwards have expiration dates ranging from one year to an indefinite period.
Deferred tax assets include $20 million and $2 million of tax credit carryforwards with recorded valuation allowances of $2 million and $2 million at December 31, 2019 and 2018, respectively. These tax credit carryforwards expire in 2020 through 2021.
Cumulative Undistributed Foreign Earnings
As of December 31, 2019, deferred income tax liabilities of $11 million have been established with respect to the undistributed earnings of foreign subsidiaries whose parent entities are also included within the consolidated financial statements.
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
A reconciliation of the gross change in the unrecognized tax benefits balance, excluding interest and penalties is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$46	$22	$9
Additions related to current year	2	16	3
Additions related to prior years	—	1	2
Settlements	(2)	—	—
Transfers to/from Former Parent	—	7	8
Balance at end of year	$46	$46	$22

The Company’s unrecognized tax benefits would, if recognized, reduce its effective tax rate. As of December 31, 2019 and 2018, the amounts of unrecognized tax benefit that would reduce the Company’s effective tax rate were $51 million and $49 million, respectively. In addition, $0 million and $0 million for 2019 and 2018, respectively, would be offset by the write-off of a related deferred tax asset, if recognized.
The Company recognizes interest and penalties relating to unrecognized tax benefits as part of income tax expense. Total accrued liabilities for interest and penalties were $2 million and $3 million at December 31, 2019 and 2018, respectively. Total interest and penalties recognized as part of income tax (benefit) expense was $(1) million, $1 million and $1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Delphi Technologies include China, Romania, Turkey, South Korea, Mexico, the U.K. the U.S., Luxembourg, Brazil, France, Singapore and Poland. Pursuant to the Tax Matters Agreement, the Former Parent is generally liable for all pre-distribution U.S. federal income taxes, foreign income taxes and certain non-income taxes attributable to our business required to be reported on combined, consolidated, unitary or similar returns that include one or more members of the Former Parent group and one or more members of our group. Delphi Technologies will generally be liable for all other taxes attributable to our business. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, our affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2007. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could impact Delphi Technologies’ unrecognized tax benefits.

17. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted average number of ordinary shares outstanding. For periods prior to the Separation, the denominator for basic and diluted net income per share was calculated using the 88.61 million Delphi Technologies ordinary shares outstanding immediately following the Separation. The same number of shares was used to calculate basic and diluted earnings per share in those periods since no Delphi Technologies equity awards were outstanding prior to the Separation. For periods subsequent to the Separation, the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 22. Share-Based Compensation for additional information.
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Numerator:
Net income attributable to Delphi Technologies	$17	$358	$285
Denominator:
Weighted average ordinary shares outstanding, basic	87.29	88.68	88.61
Dilutive shares related to RSUs	0.13	0.21	0.05
Weighted average ordinary shares outstanding, including dilutive shares	87.42	88.89	88.66

Net income per share attributable to Delphi Technologies:
Basic	$0.19	$4.04	$3.22
Diluted	$0.19	$4.03	$3.21
Anti-dilutive securities share impact	—	—	—

Dividends
The Board of Directors elected to suspend the Company’s dividends in January 2019. No dividends were paid during 2019.
Share Repurchases
In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend and approved a new $200 million share repurchase program, which replaced the previous authorization from July 2018. Repurchases under this program can be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program.
A summary of the ordinary shares repurchased during the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Total number of shares repurchased	2,622,776	293,695	—
Average price paid per share	$17.16	$34.05	$—
Total (in millions)	$45	$10	$—

All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) are shown below.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Foreign currency translation adjustments:
Balance at beginning of year	$(165)	$(85)	$(419)
Aggregate adjustment for the year (1)	(10)	(80)	68
Net transfers from Former Parent	—	—	266
Balance at end of year	(175)	(165)	(85)

Gains (losses) on derivatives:
Balance at beginning of year	$(2)	$—	$—
Other comprehensive income before reclassifications (net tax effect of $0 million, $0 million and $0 million)	28	—	—
Reclassification to income (net tax effect of $0 million, $0 million and $0 million)	(6)	(2)	—
Balance at end of year	20	(2)	—

Pension and postretirement plans:
Balance at beginning of year	$(245)	$(286)	$(292)
Other comprehensive income before reclassifications (net tax effect of $2 million, $5 million and $8 million)	6	22	(15)
Reclassification to income (net tax effect of $4 million, $5 million and $5 million)	18	19	21
Balance at end of year	(221)	(245)	(286)

Accumulated other comprehensive loss, end of year	$(376)	$(412)	$(371)

(1)
Includes a gain of $43 million, $9 million, and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are losses of $7 million, $3 million and $0 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to non-derivative net investment hedges. Refer to Note 19. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income Components	Year Ended December 31,			Affected Line Item in the Statement of Operations
	2019	2018	2017
	(in millions)
Pension and postretirement plans:
Actuarial loss	$(7)	$(24)	$(26)	Other expense (1)
Curtailment loss	(15)	—	—	Other income (1)
	(22)	(24)	(26)	Income before income taxes
	4	5	5	Income tax expense
	(18)	(19)	(21)	Net income
	—	—	—	Net income attributable to noncontrolling interest
	$(18)	$(19)	$(21)	Net income attributable to Delphi Technologies

Total reclassifications for the year	$(18)	$(19)	$(21)

(1)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 13. Pension Benefits for additional details).

19. DERIVATIVES AND HEDGING ACTIVITIES
Cash Flow Hedges
Delphi Technologies is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.
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
Prior to the Separation, the Former Parent centrally managed its exposure to fluctuations in currency exchange rates and certain commodity prices by entering into a variety of forward contracts and swaps with various counterparties. Such financial exposures were managed in accordance with the policies and procedures of the Former Parent and accounted for in accordance with ASC Topic 815, Derivatives and Hedging. Due to the Company’s participation in the Former Parent’s hedging program, the Company was allocated a portion of the impact from these activities. Based on the exposure levels related to Delphi Technologies, the Company recorded gains of $16 million in cost of sales for the year ended December 31, 2017.

As of December 31, 2019, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan	743	RMB	110
Euro	63	EUR	70
Mexican Peso	1,057	MXN	60
Polish Zloty	168	PLN	40
Singapore Dollar	37	SGD	30
Turkish Lira	72	TRY	10
British Pound	5	GBP	10

As of December 31, 2019, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of December 31, 2019 were approximately $2 million (approximately $2 million, net of tax). Of this total, approximately $3 million of gains are expected to be included in cost of sales and interest expense within the next 12 months and $5 million of losses are expected to be included in interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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
Fair Value of Derivative Instruments in the Balance Sheet

The following table includes the fair value of derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location*	December 31, 2019	December 31, 2018	Balance Sheet Location*	December 31, 2019	December 31, 2018

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives*	Other current assets	$6	$5	Other current assets	$—	$1
Foreign currency derivatives*	Other long-term assets	2		Other long-term assets	—	—
Interest rate swaps	Other long term liabilities	—	—	Other long-term liabilities	—	3
Interest rate swaps	Other long-term assets	—	—	Other long-term assets	11	—

Designated as net investment hedges:
Cross-currency swaps	Other long term liabilities	—	—	Other long-term liabilities	—	3
Cross-currency swaps	Other long-term assets	22	—	Other long-term assets	—	—
Total designated as hedges		$30	$5		$11	$7

Derivatives not designated as hedges:
Foreign currency derivatives	Other current assets	$3	$—	Other current assets	$1	$—
Total not designated as hedges		$3	$—		$1	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of December 31, 2019.
Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2019 is as follows:

Year Ended December 31, 2019	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$12	$7
Interest rate swaps	(9)	(1)
Derivatives designated as net investment hedges:
Cross-currency swaps	25	—
Total	$28	$6

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$3
Total		$3

The gain or loss recognized into income of designated and not designated derivative instruments were recorded to other net income, interest expense and cost of sales in the consolidated statements of operations for the year ended December 31, 2019.

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

20. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of December 31, 2019, Delphi Technologies was in a net derivative asset position of $21 million, and no significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 19. Derivatives and Hedging Activities for further information regarding derivatives.
As of December 31, 2019 and December 31, 2018 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2019
Foreign currency derivatives	$10	$—	$10	$—
Interest rate swaps	(11)	—	(11)	—
Cross-currency swaps	22	—	22	—
Total	$21	$—	$21	$—
As of December 31, 2018
Foreign currency derivatives	$4	$—	$4	$—
Total	$4	$—	$4	$—

As of December 31, 2019, Delphi Technologies did not have any derivative liabilities. As of December 31, 2018, Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of December 31, 2018
Interest rate swaps	$3	$—	$3	$—
Cross-currency swaps	3	—	3	—
Total	$6	$—	$6	$—
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of capital leases, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of December 31, 2019 and 2018, total debt was recorded at $1,495 million and $1,531 million, respectively, and had estimated fair values of $1,438 million and $1,415 million, respectively. For all other financial instruments recorded at December 31, 2019 and 2018, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets, equity and cost method investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the years ended December 31, 2019, 2018 and 2017, Delphi Technologies recorded non-cash asset impairment charges of $35 million, $1 million, and $12 million within cost of sales, amortization and selling, general and administrative expense related to declines in the fair values of certain fixed assets, intangible assets and an operating lease asset. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

21. OTHER INCOME, NET
Other income, net included:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Interest income	$9	$8	$4
Components of net periodic benefit cost other than service cost (Note 13)	—	(6)	(13)
Other	4	7	(2)
Other income (expense), net	$13	$9	$(11)

22. SHARE-BASED COMPENSATION
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
Prior to the Separation, the Company had no share-based compensation plans; however certain of our employees participated in the Former Parent’s share-based compensation arrangement (the “Former Parent Plan”). Grants of RSUs to executives and non-employee directors were made under the Former Parent Plan in each year from 2012 to 2017.

Board of Director Awards
On April 26, 2018, Delphi Technologies granted 34,756 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The RSUs vested on April 24, 2019, and 33,944 ordinary shares, which included shares issued in connection with dividend equivalents, were issued to members of the Board of Directors, net of 1,426 ordinary shares that were withheld to cover withholding taxes, at a fair value of approximately $1 million

On April 25, 2019, Delphi Technologies granted 70,924 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The RSUs will vest on April 22, 2020, the day before the 2020 annual meeting of shareholders.
Executive Awards
The executive awards include a time-based vesting portion and a performance-based vesting portion, as well as continuity awards in certain years. The time-based RSUs vest ratably over three years beginning on the first anniversary of the grant date. The performance-based RSUs vest at the completion of a three-year performance period if certain targets are met. Each executive will receive between 0% and 200% of his or her target performance-based award based on the Company’s performance against established company-wide performance metrics, which are:

Metric	2019 Grant	2018 Grant	2016 - 2017 Former Parent Grants	2013 - 2015 Former Parent Grants
Average return on invested capital (1)	50%	N/A	N/A	N/A
Average Return on Net Assets (2)	N/A	50%	50%	50%
Cumulative Net Income	N/A	25%	25%	N/A
Cumulative Earnings Per Share (3)	N/A	N/A	N/A	30%
Relative Total Shareholder return (4)	50%	25%	25%	20%

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

(4)
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

The details of the executive grant are as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2019	1	$27	Annually on the anniversary grant date, 2020-2022	December 31, 2021
February 2018	0.3	$16	Annually on the anniversary grant date, 2019-2021	December 31, 2020
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
In February 2019, under the executive RSU grants 197,403 ordinary shares were issued to the Company’s executives at a fair value of approximately $4 million, of which 67,873 ordinary shares were withheld to cover minimum withholding taxes.

A summary of activity, including award grants, vesting and forfeitures for Delphi Technologies employees and non-employee members of the Board of Directors is provided below. All prior period award amounts disclosed within the following table were converted in accordance with the factor related to the conversion of the awards following the Separation as described above.

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2017	220	$76.54
Granted	312	63.71
Vested	(183)	44.93
Forfeited	(25)	76.18
Conversion and employee transfers (1)	388
Nonvested, December 31, 2017 (2)	712	37.34
Granted	591	47.56
Vested	(209)	38.79
Forfeited	(415)	48.50
Nonvested, December 31, 2018	679	42.70
Granted	1,255	23.29
Vested	(229)	43.79
Forfeited	(97)	31.91
Nonvested, December 31, 2019	1,608	26.48

(1)
In connection with the Separation, outstanding equity awards to executives and non-employee directors under the Former Parent’s long-term incentive plan were adjusted and converted into Delphi Technologies equity awards using a formula designed to maintain the economic value of the awards immediately before and after the Separation. This activity reflects that conversion, along with the transfer of certain corporate employees to Delphi Technologies.

(2)
Nonvested RSUs and the corresponding weighted average grant date fair value as of December 31, 2017 are presented on a Delphi Technologies basis using a formula that multiplied the number of RSUs underlying each unvested award outstanding as of the date of the Separation by a conversion factor of 2.02.

As of December 31, 2019, there were approximately 57,000 performance-based RSUs, with a weighted average grant date fair value of $44.93, that were vested but not yet distributed.
During the year ended December 31, 2019, the Company entered into an individual one-time award of non-qualified stock options to purchase ordinary shares of the Company, which options had a grant date fair value of $3 million based on a contemporaneous valuation performed by an independent valuation specialist. The options become exercisable in equal parts annually over a 5-year period commencing on the first anniversary of the grant. The options will be exercisable, subject to vesting, for a period of 10 years after the grant date.
Share-based compensation expense recorded within the consolidated statement of operations, which for periods prior to the Separation includes the cost of Delphi Technologies employees who participated in the Former Parent’s Plan as well as an allocated portion of the cost of the Former Parent’s senior management awards, was $17 million ($17 million, net of tax), $9 million ($9 million, net of tax) and $17 million ($14 million net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of December 31, 2019, unrecognized compensation expense on a pretax basis of approximately $23 million is anticipated to be recognized over a weighted average period of approximately 2 years.

23. SEGMENT REPORTING
In July 2019, the Company’s chief operating decision maker announced changes to the Company’s organization structure. The changes included reorganizing the management reporting structure to better align the Company’s product portfolios and process technology expertise. As a result, as of December 31, 2019, the Company’s former Powertrain Systems segment has been organized into three distinct segments on the basis of similar products and operating factors. Additionally, the Company made the decision to report the results of the operating segments excluding the allocation of certain corporate-related expenses. Therefore, the prior period information disclosed below has been recast to reflect these changes. The changes had no impact on the consolidated financial statements. The Aftermarket segment is unchanged, with the exception of excluding previously allocated corporate-related expenses.
The Company operates its business in the following segments:

•
Fuel Injection Systems. This segment includes gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection (“GDi”) technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance.

•
Powertrain Products. This segment includes an array of highly engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrain, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

•
Electrification & Electronics. Our electronics portfolio consists of engine and transmission control modules and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As electrification increases, our proprietary solutions – including supervisory controllers, software, DC/DC converters and inverters – provide better efficiency, reduced weight and lower cost for our OEM customers, while also making these and other components easier to integrate. Manufacturers are also choosing to combine power electronic functionality into one unit, enabling more effective packaging at a lower total cost while increasing Delphi Technologies’ content per vehicle.

•
Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.

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
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax benefit (expense), equity income, net of tax, restructuring, separation costs, asset impairments and pension charges (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Consolidated Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.
Included below are sales and operating data for the Company’s segments for the years ended December 31, 2019, 2018 and 2017, as well as balance sheet data as of December 31, 2019 and 2018.

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Net sales	$1,748	$1,231	$834	$841	$(293)	$4,361
Depreciation and amortization (2)	$130	$61	$41	$6	$—	$238
Adjusted operating income	$99	$204	$44	$86	$(119)	$314
Operating income	$47	$171	$1	$81	$(159)	$141
Equity income	$4	$—	$—	$—	$—	$4
Net income attributable to noncontrolling interest	$—	$16	$—	$—	$—	$16
Capital expenditures	$192	$54	$112	$4	$9	$371

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Net sales	$1,856	$1,361	$1,087	$874	$(320)	$4,858
Depreciation and amortization	$115	$44	$33	$5	$—	$197
Adjusted operating income	$186	$256	$126	$97	$(117)	$548
Operating income	$154	$248	$120	$94	$(182)	$434
Equity income	$7	$—	$—	$—	$—	$7
Net income attributable to noncontrolling interest	$—	$21	$—	$1	$—	$22
Capital expenditures	$126	$30	$85	$5	$19	$265

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Net sales	$1,773	$1,398	$1,077	$947	$(346)	$4,849
Depreciation and amortization (3)	$108	$50	$36	$7	$—	$201
Adjusted operating income	$212	$261	$175	$94	$(105)	$637
Operating income	$127	$246	$169	$88	$(184)	$446
Equity income	$5	$—	$—	$—	$—	$5
Net income attributable to noncontrolling interest	$—	$34	$—	$—	$—	$34
Capital expenditures	$115	$27	$47	$3	$5	$197

(1)
Corporate Costs and Other includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology. This column also includes the elimination of inter-segment transactions.

(2)
Includes asset impairment charges of $13 million for Fuel Injection Systems, $15 million for Powertrain Products, $2 million for Electrification & Electronics, $1 million for Aftermarket and $4 million for corporate support functions.

(3)
Includes asset impairment charges of $6 million for Fuel Injection Systems, $6 million for Powertrain Products, $0 million for Electrification & Electronics, $0 million for Aftermarket and $0 million for corporate support functions.

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Eliminations and Other (1)	Total
	(in millions)
Balance as of December 31, 2019:
Investment in affiliates	$42	$—	$—	$—	$—	$42
Goodwill	$—	$—	$—	$7	$—	$7
Total segment assets	$3,596	$1,092	$743	$1,161	$(2,845)	$3,747
Balance as of December 31, 2018:
Investment in affiliates	$44	$—	$—	$—	$—	$44
Goodwill	$—	$—	$—	$7	$—	$7
Total segment assets	$3,745	$1,032	$934	$1,025	$(2,843)	$3,893

(1)	Eliminations and Other includes the elimination of inter-segment transactions.
The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation costs, asset impairments and pension charges. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total
	(in millions)
For the Year Ended December 31, 2019:
Adjusted operating income	$99	$204	$44	$86	$(119)	$314
Restructuring	(32)	(17)	(25)	(2)	(4)	(80)
Separation and transformation costs (2)	6	(1)	(16)	(1)	(32)	(44)
Asset impairments	(13)	(15)	(2)	(1)	(4)	(35)
Pension charges (3)	(13)	—	—	(1)	—	(14)
Operating income	$47	$171	$1	$81	$(159)	141
Interest expense						(68)
Other income, net						13
Income before income taxes and equity income						86
Income tax expense						(57)
Equity income, net of tax						4
Net income						33
Net income attributable to noncontrolling interest						16
Net income attributable to Delphi Technologies						$17

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total
	(in millions)
For the Year Ended December 31, 2018:
Adjusted operating income	$186	$256	$126	$97	$(117)	$548
Restructuring	(29)	(6)	—	2	(2)	(35)
Separation and transformation costs (2)	(3)	(1)	(6)	(5)	(63)	(78)
Asset impairments	—	(1)	—	—	—	(1)
Operating income	$154	$248	$120	$94	$(182)	434
Interest expense						(79)
Other income, net						9
Income before income taxes and equity income						364
Income tax benefit						9
Equity income, net of tax						7
Net income						380
Net income attributable to noncontrolling interest						22
Net income attributable to Delphi Technologies						$358

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total
	(in millions)
For the Year Ended December 31, 2017:
Adjusted operating income	$212	$261	$175	$94	$(105)	$637
Restructuring	(79)	(8)	(5)	(6)	—	(98)
Separation and transformation costs (2)	—	(1)	(1)	—	(79)	(81)
Asset impairments	(6)	(6)	—	—	—	(12)
Operating income	$127	$246	$169	$88	$(184)	446
Interest expense						(15)
Other expense, net						(11)
Income before income taxes and equity income						420
Income tax expense						(106)
Equity income, net of tax						5
Net income						319
Net income attributable to noncontrolling interest						34
Net income attributable to Delphi Technologies						$285

(1)
Corporate Costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.

(2)
Prior to December 4, 2017 separation and transformation costs include one-time expenses related to the separation from our Former Parent. For periods subsequent to December 4, 2017, these costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.

(3)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

Information concerning principal geographic areas is set forth below. Net sales data reflects the manufacturing location for the years ended December 31, 2019, 2018 and 2017. Net property data is as of December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Net Sales	Net Property (1)	Net Sales	Net Property (1)	Net Sales	Net Property (1)
	(in millions)
North America (2)	$1,232	$352	$1,367	$314	$1,345	$288
Europe (3)	1,953	760	2,142	681	2,030	677
Asia Pacific (4)	1,049	483	1,208	429	1,335	328
South America	127	21	141	21	139	23
Total	$4,361	$1,616	$4,858	$1,445	$4,849	$1,316

(1)	Net property data represents property, plant and equipment, net of accumulated depreciation. As of December 31, 2019 the net property data also includes operating lease assets.

(2)
Includes net sales and machinery, equipment and tooling that relate to the Company’s maquiladora operations located in Mexico. These assets are utilized to produce products sold to customers located in the United States.

(3)
Includes the Company’s country of domicile, Jersey, and the country of the Company’s principal executive offices, the United Kingdom. The Company had no sales in Jersey in any period. The Company had net sales of $774 million, $799 million, and $733 million in the United Kingdom for the years ended December 31, 2019, 2018 and 2017, respectively. The largest portion of net sales in Europe was in the United Kingdom for all years presented. The Company had net property in the United Kingdom of $178 million, $152 million, and $157 million as of December 31, 2019, 2018 and 2017, respectively.

(4)	Net sales and net property in Asia Pacific are primarily attributable to China.

24. QUARTERLY DATA (UNAUDITED)
The following is a condensed summary of the Company’s unaudited quarterly results for 2019 and 2018.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
	(in millions, except per share amounts)
2019
Net sales	$1,151	$1,121	$1,033	$1,056	$4,361
Cost of sales	983	955	883	907	3,728
Gross profit	$168	$166	$150	$149	$633
Operating income (loss) (1)	$55	$56	$45	(15)	141
Net income	19	31	17	(34)	33
Net income attributable to noncontrolling interest	3	4	3	6	16
Net income attributable to Delphi Technologies (2)	$16	$27	$14	$(40)	$17
Basic net income per share attributable to Delphi Technologies (3)	$0.18	$0.31	$0.16	$(0.46)	$0.19
Weighted average number of basic shares outstanding	88.45	87.77	86.90	86.07	87.29
Diluted net income per share attributable to Delphi Technologies (3)	$0.18	$0.31	$0.16	$(0.46)	$0.19
Weighted average number of diluted shares outstanding	88.55	88.11	86.91	86.14	87.42

2018
Net sales	$1,296	$1,232	$1,159	$1,171	$4,858
Cost of sales	1,046	991	965	959	3,961
Gross profit	$250	$241	$194	$212	$897
Operating income	$138	$122	$81	$93	$434
Net income	105	90	43	142	380
Net income attributable to noncontrolling interest	7	4	4	7	22
Net income attributable to Delphi Technologies (4)	$98	$86	$39	$135	$358
Basic net income per share attributable to Delphi Technologies (3)	$1.10	$0.97	$0.44	$1.53	$4.04
Weighted average number of basic shares outstanding	88.71	88.78	88.74	88.49	88.68
Diluted net income per share attributable to Delphi Technologies (3)	$1.10	$0.97	$0.44	$1.52	$4.03
Weighted average number of diluted shares outstanding	88.92	89.05	88.97	88.63	88.89

(1)
In the fourth quarter of 2019, the Company recorded $26 million of asset impairments and $56 million related to the restructuring plan announced in October 2019 to reshape and realign its global technical center footprint and reduce salaried and contract staff.

(2)	In the first quarter of 2019, the Company recorded a one-time charge of $15 million related to curtailing the defined benefit pension plans in the U.K.

(3)	Due to the use of the weighted average shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(4)
In the fourth quarter of 2018, as a result of the release of valuation allowances in France and the recording of a valuation allowance in Luxembourg, the Company recorded a net income tax benefit of $78 million.

25. SUBSEQUENT EVENTS
On January 28, 2020, we announced that we had entered into the Transaction Agreement under which BorgWarner, a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, will acquire Delphi Technologies in an all-stock transaction pursuant to a Scheme of Arrangement. Pursuant to the terms of the Transaction Agreement and the Scheme of Arrangement, Delphi Technologies’ shareholders will receive, in exchange for each Delphi Technologies ordinary share, 0.4534 shares of BorgWarner common stock, $0.01 par value per share, and cash in lieu of any fractional share of BorgWarner common stock. The Transaction is anticipated to close in the second half of 2020, subject to approval by our shareholders, the satisfaction or waiver of customary closing conditions and receipt of certain regulatory approvals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2019. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the Company. Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework (2013).” Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019 which is included herein.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company's internal control over financial reporting, identified in connection with management's evaluation of internal control over financial reporting, that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Delphi Technologies PLC

Opinion on Internal Control over Financial Reporting
We have audited Delphi Technologies PLC’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delphi Technologies PLC (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Delphi Technologies PLC as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
February 13, 2020

ITEM 9B. OTHER INFORMATION
None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K. All financial statement schedules have been omitted because they are not applicable, not required or the information to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(1) Financial Statements:

(2) Exhibits: (including those incorporated by reference)

Exhibit Number	Description
2.1
Separation and Distribution Agreement dated November 15, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

2.2
Transaction Agreement, dated January 28, 2020, by and between Delphi Technologies PLC andBorgWarner Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on January 29, 2020, File No. 001-38110)

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

*4.3	Description of Securities of the Company
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

+10.26	Conversion Adjustments (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, as filed on February 21, 2019, File No. 001-38110)
+10.27	Form of Non-Employee Director RSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed on May 9, 2018, File No. 001-38110)
+10.28	Offer Letter for Hari N. Nair, dated November 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed on November 8, 2018, File No. 001-38110)
+10.29
Retention Agreement, dated November 7, 2018 between the Company and Vivid Sehgal (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed on November 8, 2018, File No. 001-38110)

+10.30
Contract of Employment, dated December 22, 2018, between the Company and Richard F. Dauch (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K, as filed on February 21, 2019, File No. 001-38110)

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
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: February 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of February 13, 2020, by the following persons on behalf of the registrant and in the capacities indicated:

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