Form 10-K/A
period 2019-12-31
Delphi Technologies PLC
filed 2020-04-29
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
 10-K/A

(Amendment No. 1)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

.
Commission file number:
 001-38110

DELPHI TECHNOLOGIES PLC
(Exact name of registrant as specified in its charter)

Jersey	98-1367514
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒
.    No
☐
.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
.    No
☒
.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
.    No
☐
.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
.    No
☐
.
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
12b-2
of the Act).    Yes
☐
    No  ☒
The aggregate market value of the ordinary shares held by
non-affiliates
of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,738,378,780 (based on the closing sale price of the registrant’s ordinary shares on that date as reported on the New York Stock Exchange).
The number of the registrant’s ordinary shares outstanding, $0.01 par value per share as of February 7, 2020, was 86,071,640.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTES
This Amendment No. 1 on Form
10-K/A
(“
Amendment No. 1
”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (“
Original Filing
”), filed with the U.S. Securities and Exchange Commission (“
SEC
”) on February 13, 2020 (“
Original Filing Date
”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed not later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our Original Filing because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (“
Exchange Act
”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule
12b-15
under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Unless otherwise indicated, references to “we”, “us”, “our”, “Company”, or “Delphi” mean Delphi Technologies PLC and its subsidiaries, and references to “fiscal” mean the Company’s fiscal year ended December 31.

DELPHI TECHNOLOGIES PLC
INDEX
PART III

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The following table provides information regarding our directors:
Timothy M. Manganello—Chairman

Age:
70 years old

Director since
: 2015
*

Committees
: Nominating and Governance Committee (“
Governance Committee
”)

Current and Prior Directorships

Bemis Company Inc. (2004 to 2019; Chair 2014 to 2019), Aptiv plc (2015 to 2017), BorgWarner Inc. (2002 to 2013), Zep Inc. (2011 to 2015), Chicago Federal Reserve Bank, Detroit branch (Chair 2007 to 2011)

Prior Experience
Mr. Manganello served as Chief Executive Officer of BorgWarner Inc., a global automotive supplier, from 2003 to 2012 and as Executive Chairman from 2003 to 2013. Previously, he served as President and Chief Operating Officer, among other executive roles. Mr. Manganello earned both undergraduate and master’s engineering degrees from the University of Michigan. He also completed the Advanced Management Program at Harvard Business School.
Reasons for Nomination
As the retired Chairman and CEO of an automotive supply company and global public company, Mr. Manganello offers the Board valuable experience in automotive operations, international sales, operations and engineering, as well as corporate governance, strategic and financial management skills.
Richard F. Dauch—Chief Executive Officer

Age: 59 years old Director since: 2019 Committees : None Current and Prior Directorships Spartan Motors Inc., Koch Enterprises, Inc. (2013 to 2019)

Prior Experience
Mr. Dauch served, from February 2011 until joining the Company in January 2019, as President and Chief Executive Officer of Accuride Corporation. Mr. Dauch joined Accuride from Acument Global Technologies, where he served as President and Chief Executive Officer from June 2008. Prior to Acument, Mr. Dauch served as Executive Vice President for American Axle Manufacturing. Mr. Dauch’s corporate career was preceded by his service as an officer in the U.S. Army beginning in 1983 and concluding as a Light Infantry Company Commander. He was also qualified as an Airborne-Ranger and expert infantryman. Mr. Dauch earned dual degrees in management and engineering from the Massachusetts Institute of Technology (MIT), and is a graduate of the MIT Leaders for Manufacturing program. He also earned a degree in engineering from the United States Military Academy at West Point.
Reasons for Nomination
Mr. Dauch was chosen to lead Delphi Technologies and serve as a member of the Board of Directors because of his significant experience leading the operations of global automotive suppliers and strong leadership skills.

Robin J. Adams—Retired Vice Chairman, BorgWarner, Inc.

Age:
67 years old

Director since:
2017

Committees
: Audit, Finance (Chair)

Current and Prior Directorships

Carlisle Companies Incorporated, Accuride Corporation (2013 to 2016), BorgWarner Inc. (2002 to 2015)

Prior Experience
Mr. Adams served as the Chief Financial Officer of BorgWarner Inc., a global automotive supplier, from 2004 to 2012 and Chief Administrative Officer from 2004 to 2013. Prior to BorgWarner, Mr. Adams served as Executive Vice President-Finance and Chief Financial Officer of American Axle & Manufacturing Holdings, Inc. from 1999 to 2004. Mr. Adams is a Certified Public Accountant and holds a bachelor’s degree in business administration from North Park University and a master’s degree in business administration from DePaul University.
Reasons for Nomination
As the retired Vice Chairman and CFO of an automotive supply company and global public company, Mr. Adams brings the Board valuable enterprise risk management, financial and industry expertise.
Joseph S. Cantie—Retired Chief Financial Officer, ZF TRW

Age: 56 years old Director since: 2015 * Committees: Audit (Chair), Finance Current and Prior Directorships Howmet Aerospace Inc., Summit Materials, Inc., TopBuild Corp., Aptiv plc (2015 to 2017)

Prior Experience
Mr. Cantie served as the Executive Vice President and Chief Financial Officer of ZF TRW between 2015 and 2016 and held the same positions with TRW Automotive Inc. between 2003 and 2015. Previously, he held other executive positions at TRW Inc., which he joined in 1999. From 1996 to 1999, Mr. Cantie served in several executive positions with LucasVarity PLC, including serving as Vice President and Controller. Prior to joining LucasVarity, Mr. Cantie spent 10 years with KPMG LLP. Mr. Cantie is a Certified Public Accountant and holds a bachelor of science degree from the State University of New York at Buffalo.
Reasons for Nomination
As a seasoned financial executive, with extensive automotive supply and global public company experience, Mr. Cantie provides the Board significant enterprise risk management, financial and industry expertise.

Nelda J. Connors—Chairman and Chief Executive Officer, Pine Grove Holdings, LLC

Age:
54 years old

Director since:
2017

Committees:
Audit, Finance

Current and Prior Directorships

Boston Scientific Corporation, CNH Industrial, N.V., EnerSys, Inc.,
Federal Reserve Bank of Chicago (2011 to 2017), Atkore (2010 to 2011), Blount International (2012 to 2016),
Clarcor Inc. (2016 to 2017), Echo Global Logistics (2013 to 2020), Vesuvius plc (2013 to 2016)

Prior Experience
Ms. Connors is the founder, Chairwoman and Chief Executive Officer of Pine Grove Holdings, LLC, a privately held investment company that acquires and operates small-to-middle
market businesses primarily focused in power generation, construction equipment, advanced material and aftermarket automotive end-markets.
She served as President and Chief Executive Officer of Atkore International Inc., formerly a division of Tyco International from December 2010 until June 2011. Ms. Connors served as President of this Tyco division from 2008 to 2010. Prior to joining Tyco, she served as Vice President at Eaton Corporation, a global electrical and automotive supplier, from 2002 to 2008. Ms. Connors earned both undergraduate and graduate mechanical engineering degrees from the University of Dayton.
Reasons for Nomination
Ms. Connors brings to the Board her executive leadership skills and her experience in the areas of operations and financial management, quality, engineering and business strategy, as well as her knowledge of public company matters.
Gary L. Cowger—Retired Group Vice President, General Motors Company

Age:
73 years old

Director since:
2009*

Committees
: Innovation and Technology, Governance (Chair)

Current and Prior Directorships

Titan International, Inc., Aptiv plc (2009 to 2017),
Tecumseh Products Company (2013 to 2015) (Chair 2014 to 2015)

Prior Experience
Mr. Cowger retired as Group Vice President of Global Manufacturing and Labor Relations for General Motors in 2009, a position he held since 2005. He is currently the Chairman and CEO of GLC Ventures, LLC, a consulting firm. Mr. Cowger began his career with GM in 1965 and held a range of senior leadership positions in business and operations in several countries, including President of GM North America, Chairman and Managing Director, Opel, AG and President of GM de Mexico. Mr. Cowger earned a bachelor of science degree from Kettering University and a master of science degree from the Massachusetts Institute of Technology.
Reasons for Nomination
Through his extensive experience in the automotive industry across global markets, Mr. Cowger provides industry and operational expertise and strengthens the Board’s global perspective.

David S. Haffner—Retired Chairman and Chief Executive Officer, Leggett & Platt, Inc

Age: 67 years old Director since : 2017 Committees : Compensation and Human Resources (Chair) Current and Prior Directorships Bemis Company (2004 to 2019), Leggett & Platt (Chair 2013 to 2015)

Prior Experience
Mr. Haffner served as Chief Executive Officer of Leggett & Platt, Inc., a diversified manufacturing company, from 2006 to 2015. He previously served as President from 2002 to 2006, Chief Operating Officer from 1999 to 2006 and as Executive Vice President from 1995 to 2002. Mr. Haffner holds a bachelor’s degree in engineering from the University of Missouri and a master’s degree in business administration from the University of Wisconsin. He also completed the Engineering Executive Program at Stanford University.
Reasons for Nomination
Mr. Haffner has extensive experience managing the operations of an international public company and provides the Board experience with manufacturing operations, labor relations, compensation strategy and financial performance.
Helmut Leube—Retired Chief Executive Officer, Deutz AG

Age: 66 years old Director since: 2017 Committees : Innovation and Technology, Governance Current and Prior Directorships TRIGO S.A., Webasto AG (2004 to 2008)

Prior Experience
Dr. Leube was the Chief Executive Officer of Deutz AG, independent provider of diesel and gas engines, from 2008 to 2016. Previously, he served as the Chief Operating Officer and Member of the Executive Board of Webasto AG, a global automotive supplier, from 2004 to 2008. He spent 17 years with BMW AG from 1987 to 2004, where he held a range of senior positions, including President BMW Manufacturing Co., SC, USA. He is an adjunct Professor at Clemson University in South Carolina. Mr. Leube has an undergraduate and doctorate degree in mechanical engineering from RWTH Aachen University.
Reasons for Nomination
Dr. Leube’s extensive automotive, operational and engineering expertise enables him to provide engineering, product development and industry expertise to the Board.

Hari N. Nair, Retired Chief Operating Officer, Tenneco Inc.; Retired Chief Executive Officer, Anitar Investments, LLC

Age:
60 years old

Director since:
2017

Committees
: Compensation and Human Resources, Finance

Current and Prior Directorships

O-I Glass, Musashi Seimitsu Industry Co. Ltd. (Japan),
Sintercom Ltd. (India) (Chair), Tenneco Inc. (2009 to 2015)

Prior Experience
Mr. Nair served on the Board of Directors as an independent director from December 2017 and then as a management director when he became the Interim Chief Executive Officer of the Company in October 2018. Effective January 7, 2019, Mr. Nair stepped down from his position as Interim Chief Executive Officer but continues his service, once again as an independent director. Prior to assuming the role of Interim Chief Executive Officer, he served as CEO of Anitar Investments LLC, a private investment company with holdings in the manufacturing and technology sectors and continues to serve on the boards of Anitar-owned companies. Previously, Mr. Nair served as the COO of Tenneco Inc., a global automotive supplier, from 2010 until his retirement in early 2015. Previously, Mr. Nair was President of Tenneco’s International Group. Mr. Nair holds a bachelor’s degree in engineering from Bradley University, a master’s degree in business administration from the University of Notre Dame, and completed the Advanced-Management Program at Harvard Business School.
Reasons for Nomination
Mr. Nair offers the Board extensive manufacturing experience, global business experience, strategic planning and executive leadership skills.
MaryAnn Wright, Retired Group Vice President, Johnson Controls

Age: 58 years old

Director since:
2017

Committees
: Compensation and Human Resources, Innovation and Technology (Chair)

Current and Prior Directorships

Group 1 Automotive, Inc., Maxim Integrated, Inc., Micron Technology, Inc.

Prior Experience
Ms. Wright is the owner of TechGoddess LLC, a technical and technology consulting firm. From 2007 to 2017, she served as the Group Vice President, Engineering & Product Development, Power Solutions at Johnson Controls, Inc., a global automotive supplier. Previously, she served as Vice President and General Manager of Johnson Controls Advanced Battery Group and CEO of Johnson Controls-Saft. Before joining Johnson Controls, Ms. Wright was the Executive Vice President of Engineering, Product Development, Commercial and Program Management at Collins & Aikman Corporation from 2006 to 2007. Prior to that, she served in several executive management positions at Ford Motor Company during her tenure from 1988 to 2005. Ms. Wright received a bachelor’s degree in international studies and economics, a master’s degree in engineering from the University of Michigan, and a master’s degree in business administration from Wayne State University.
Reasons for Nomination
Ms. Wright provides the Board with significant technology, automotive and operational experience across global markets, strengthening the Board’s global perspective.
*	Inclusive of service on the Board of Directors of Aptiv PLC (formerly known as Delphi Automotive PLC), the Company’s sole stockholder prior to December 5, 2017.

Code of Ethical Business Conduct

The Company’s Code of Ethical Business Conduct applies to all employees and directors, including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Code of Ethical Business Conduct is available on Delphi Technologies’ website at
delphi.com
by clicking on the tab “Investors” and then the caption “Code of Ethics” under the heading “Corporate Governance.” Copies of our Code of Ethical Business Conduct are also available to any shareholder who submits a request to the Corporate Secretary at Delphi Technologies PLC, 1 Angel Court, 10
th
Floor, London, EC2R 7HJ, United Kingdom. We intend to satisfy any disclosure requirement under Item 5.05 of Form
8-K
by posting on our website any amendments to, or waivers from, a provision of our Code of Ethical Business Conduct that applies to our directors or officers.
Shareholder Nominations

In accordance with procedures set forth in our Memorandum and Articles of Association, shareholders owning at least ten percent of the ordinary shares outstanding and who have the right to vote at general meetings of the Company may propose, and the Governance Committee will consider, nominees for election to the Board if we hold an annual meeting in 2021 by giving timely written notice to the Corporate Secretary, which must be received at our principal executive offices no more than 150 days and no less than 50 days prior to the anniversary of the preceding annual general meeting of the Company. In the event that the date of any such meeting is more than 30 days prior to such anniversary date or delayed more than 70 days after such anniversary date, such notice must be received by the Company no earlier than 120 days prior to any meeting and no later than 70 days prior to the date of the meeting, or no later than the tenth day following the day on which public announcement of the date of the meeting was first made by the Company. The notice periods may change in accordance with the procedures set out in our Memorandum and Articles of Association. Any such notice must include the name of the nominee, a biographical sketch and resume, contact information, such other background materials as the Governance Committee may request and such other information as set out in our Memorandum and Articles.
Audit Committee Responsibilities

The Company has a separately-designated standing audit committee (the “
Audit Committee
”) that consists of Mr. Cantie, Chair, Mr. Adams and Ms. Connors. All of the members of the Audit Committee meet the independence and financial literacy requirements of the NYSE and the additional, heightened independence criteria applicable to members of the Audit Committee under SEC and NYSE rules. The Audit Committee operates under a written charter adopted by the Board, which is evaluated annually. The charter is available on the Company’s website at delphi.com by clicking on the tab “Investors” and then the caption “Governance Documents” under the heading “Corporate Governance.”
Audit Committee Financial Expert

The Board has determined that all of the members of the Audit Committee are financially literate and that Messrs. Adams and Cantie each qualifies as an “audit committee financial expert” under the rules and regulations of the SEC and the applicable listing standards of the NYSE.
Director Independence

The Board believes that a substantial majority of its members should be independent, non-employee
directors. Mr. Dauch, our Chief Executive Officer, is our only non-independent
director. When Mr. Nair was appointed to the role of Interim Chief Executive Officer in October 2018, he became the only non-independent
director and stepped down from the Compensation and Human Resources Committee (“Compensation Committee”) and Finance Committee of the Board. Following the appointment of Mr. Dauch as our Chief Executive Officer in January 2019, Mr. Nair stepped down as Interim Chief Executive Officer and now serves as an independent director, serving on the Company’s Compensation and Finance Committees.

The Board has determined that each of its
non-employee
directors qualifies as an independent director under the director independence standards set forth in the rules and regulations of the Securities and Exchange Commission (“
SEC
”) and the applicable listing standards of the New York Stock Exchange (“
NYSE
”). Furthermore, the Board limits membership on the Audit, Compensation, and Nominating and Governance Committees to independent directors.
The Board has determined that (i) each of Mr. Adams, Mr. Cantie, and Ms. Connors meets the heightened independence standards for Audit Committee members set forth in the rules and regulations of the SEC and the applicable listing standards of the NYSE, and (ii) each of Mr. Haffner, Mr. Nair (other than during his service as Interim Chief Executive Officer which ended on January 7, 2019) and Ms. Wright satisfies the heightened independence standards for Compensation Committee members set forth in the rules and regulations of the SEC and the applicable listing standards of the NYSE.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION
Elements of Compensation

During 2019, compensation for
non-employee
directors consisted of the elements described in the table below. We do not pay any other meeting fees. The Chairman of the Board and Committee Chairs received additional compensation due to the increased workload and additional responsibilities associated with these positions. In particular, Mr. Manganello’s compensation as Chairman of the Board reflects the additional time commitment for this role, which includes, among other responsibilities, attending additional Committee meetings, meeting with the Company’s investors, and attending additional meetings with the Company’s senior management, including the CEO.

Compensation Element	2019 ($)
Board Retainer	265,000
Chairman of the Board Fee	200,000
Audit Committee Chair Fee	25,000
Compensation and Human Resources Committee Chair Fee	20,000
All Other Committee Chair Fees	15,000

Under the Company’s director compensation plan, total director compensation, inclusive of committee and chairman fees, is paid 60% in equity in the form of Restricted Stock Units (“RSUs”) and 40% in cash paid quarterly. Generally, a director may elect to receive a greater portion of his or her compensation in the form of RSUs. An annual grant of RSUs are generally made on the day of the Annual Meeting and vest on the first anniversary of the grant. Any non-employee

director who joins the Board, other than in connection with the Annual Meeting, will receive prorated cash compensation and a prorated grant of RSUs, based on the date the director joins the Board.
How Restricted Stock Units Work

Each RSU represents the right to receive one ordinary share upon vesting. RSUs accrue dividends (if paid), which vest and pay out if and to the extent that the underlying RSUs vest and pay out. RSUs granted are determined as follows:

Employee Directors

Mr. Dauch is compensated as an officer of the Company and does not receive additional compensation for services as a member of the Board. From January 1, 2019 until January 7, 2019, Mr. Nair also was compensated as an officer of the Company and did not receive additional compensation for services as a member of the Board.
2019
NON-EMPLOYEE
DIRECTOR COMPENSATION TABLE

The table below shows 2019 cash and equity compensation paid to each member of the Board other than Mr. Dauch.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2) ($)	Total Compensation ($)
Robin J. Adams	112,000	150,608	262,608
Joseph S. Cantie (3)	0	259,966	259,966
Nelda J. Connors	76,188	178,167	254,355
Gary L. Cowger	112,000	150,608	262,608
David S. Haffner	114,000	153,296	267,296
Helmut Leube	86,125	166,285	252,410
Timothy M. Manganello	186,000	250,094	436,094
Hari N. Nair (4)	222,145	142,543	364,688
MaryAnn Wright	112,000	150,608	262,608

(1)	Each non-employee director held the following RSUs as of December 31, 2019. RSUs are generally granted annually on the day of the Annual Meeting and vest on the first anniversary of the grant.

Robin J. Adams	6,667
Joseph S. Cantie	11,508
Nelda J. Connors	7,887
Gary L. Cowger	6,667
David S. Haffner	6,786
Helmut Leube	7,361
Timothy M. Manganello	11,071
Hari N. Nair	6,310
MaryAnn Wright	6,667

(2)
The grant date fair value associated with the RSUs granted to directors as of the date of grant was determined in accordance with the provisions of the Financial Accounting Standards Board Accounting Standards Codification 718, Compensation–Stock Compensation (“ASC Topic 718”). For assumptions used in determining the fair value of the awards, see Note 22 Share-Based Compensation to the Consolidated Financial Statements in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.

(3)	Mr. Cantie elected to receive all of his compensation in the form of RSUs.

(4)
Mr. Nair served as our Interim Chief Executive Officer from October 5, 2018 to January 7, 2019. Mr. Nair received a $118,000 special payment for services rendered following the election of Mr. Dauch as our Chief Executive Officer on January 7, 2019. Mr. Nair’s fees and stock awards were prorated to reflect his days of service as a non-employee
director, which he resumed immediately following the election of Mr. Dauch.

COMPENSATION DISCUSSION AND ANALYSIS
Overview

In this section, we describe and analyze: (1) the material components of the executive compensation programs for the “named executive officers”, or “NEOs”; and (2) the material compensation decisions made by the Compensation and Human Resources Committee (referred to in this section as the “Committee”) and the key factors considered in making those decisions.
Named Executive Officers

For fiscal year 2019, the NEOs of Delphi Technologies were:
•	Richard F. Dauch, Chief Executive Officer

•	Hari N. Nair, Interim Chief Executive Officer

•	Vivid Sehgal, Chief Financial Officer

•	Michael J.P. Clarke, Senior Vice President and Chief Human Resources Officer

•	Kevin J. Quinlan, Senior Vice President & General Manager, Electrification & Electronics

•	James D. Harrington, Senior Vice President, General Counsel, Secretary and Chief Compliance Officer

Executive Compensation Philosophy and Strategy

The Committee, in consultation with management and the Committee’s independent compensation consultant, oversaw our executive compensation philosophy and reviewed and approved compensation for our executive officers (including cash compensation, equity incentives and benefits).
Our executive compensation programs reflect our
pay-for-performance
philosophy, which we believe encourages our executive officers to make sound decisions to drive short- and long-term shareholder value creation. The Committee utilizes a combination of fixed and variable pay elements in order to achieve the following objectives:
•	Support the Company’s overall business strategy and results to drive long-term shareholder value creation;

•	Emphasize a pay-for-performance culture by linking incentive compensation to defined short- and long-term performance goals;

•	Attract, retain and motivate key executives by providing competitive total compensation opportunities; and

•	Align executive and investor interests by establishing market- and investor-relevant metrics that drive shareholder value creation.

Our goal for target total direct compensation (base salary, target annual and target long-term incentives) for officers, including the NEOs, is to approximate the median (50th percentile) of the market. Compensation for individual roles could be positioned higher or lower than the market median where the Company believes it is appropriate, considering multiple factors such as each executive’s roles and responsibilities, labor market dynamics, the individual’s performance over time, and the experience and critical skills the individual could bring to his or her role with the Company.

Our compensation program is heavily
performance-and
equity-based and aligns management with stakeholders

✓
Emphasize
pay-for-performance
alignment

✓
Majority of total compensation is performance-based

✓
Multiple performance measures, aligned with returns to shareholders

✓
Meaningful stock ownership requirements for executive officers

✓
Maintain a clawback policy

✓
Retain an independent compensation consultant

✓
Prohibit hedging and pledging

✓
Limited perquisites to executive officers

1.
Align
compensation with business objectives, performance and stockholder feedback

2.
Motivate
named executive officers (“NEOs”) to enhance long-term stockholder value

3.
Position
us competitively among the companies against which we recruit and compete for talent

4.
Enable
us to attract, retain, and reward NEOs and other key employees who contribute to our long-term success

Consideration of Risk

Our executive compensation programs are balanced and also focused on the long term so that our named executives can achieve higher compensation through consistent superior performance over sustained periods of time. In addition, large amounts of compensation are usually realizable only upon the achievement of long-term performance goals, providing strong incentives to manage for the long term while avoiding excessive risk-taking in the short term. Our equity awards also have specific holding requirements for senior executives, which discourages excessive risk taking.
Balance Between Company and Business Unit Results

The Committee believes that our corporate executives share the responsibility to support the Company’s overall goals and performance. This compensation philosophy is most clearly reflected in our annual equity incentive grants, which tie executives’ pay across our businesses to overall Company performance. In addition, the Committee believes that there should also be clear accountability for the performance of one’s business or function. As a result, under our annual incentive plan, those executives who had roles associated with our Aftermarket and Powertrain divisions (including Mr. Quinlan) are compensated based in-part
upon the results of their respective divisions, while our corporate executives (all other NEOs excluding Mr. Quinlan), are compensated based upon overall Company results.
Key Considerations in Setting Pay

At our 2019 Annual Meeting of Shareholders, we received favorable support from over 98% of votes cast on our executive compensation program, which support we believe is a strong affirmation for our executive compensation program and pay-for-performance
philosophy as more fully outlined below. The Committee intends to consider the outcome of future say-on-pay
votes when making future compensation decisions for our named executive officers and will make adjustments to support Delphi Technologies’ strategies and to remain market competitive.
This past year was a difficult one for the Company, and management’s execution of the Company’s operating plan fell substantially short of expectations. As a result, all NEOs received no pay-out
from the 2019 Annual Incentive Plan.

2019 Peer Group

As part of a periodic review of our peer group, the Committee made some adjustments to ensure that the group’s aggregate profile continues to be comparable to the Company’s profile, including that the peer companies more closely reflect the size and scale of the Company’s operations. Below is the peer group that was approved by the Committee to benchmark compensation for executives for 2019.

American Axle & Manufacturing Holdings, Inc.	Navistar International Corporation

Autoliv, Inc.	Oshkosh Corporation

BorgWarner Inc.	Pentair PLC

Colfax Corporation.	Rockwell Automation, Inc.

Cooper-Standard Holdings Inc.	Sensata Technologies Holding, Inc.

Dana Incorporated	Tenneco Inc.

Dover Corporation	The Timken Company

Flowserve Corporation	TI Fluid Systems plc

Garrett Motion Inc.	Visteon Corporation

Meritor, Inc.	WABCO Holdings Inc.

2019 Performance Metrics

In 2019, we used the following metrics to evaluate performance on a Company or division level under our annual and long-term incentive plans for executives (for detail regarding the calculation of each metric, see “
Definition of Non-GAAP Performance Measures
”):
Annual Incentive Plan Metrics
•	Adjusted Net Income/ Adjusted Division Operating Income

•	Cash Flow Before Financing (CFBF)/Division Simplified Operating Cash Flow (SOCF)

Long-Term Incentive Plan Metrics
•	Return on Invested Capital

•	Relative Total Shareholder Return

Elements of Executive Compensation

In line with our executive compensation philosophy, we annually provide the following primary elements of compensation to our employees, including the NEOs:
•	Base salary;

•	Annual incentive award;

•	Long-term incentive award; and

•	Other compensation, such as retirement plans and other benefits that were the same as those provided to similarly situated non-officer employees.

The following table indicates how these elements related to our key strategic objectives.

Element	Key Features	Relationship to Strategic Objectives
Total Direct Compensation

Base Salary
•
Commensurate with job responsibilities, experience, and quantitative and qualitative company or individual performance factors

•
Reviewed on a periodic basis for competitiveness and individual performance

• Attract, retain and motivate key executives by providing market-competitive fixed compensation

Annual Incentive Plan Awards
•
Committee approves a target incentive pool for each performance period based on selected financial and/or operational metrics

•
Each executive is granted a target award opportunity varying by market competitiveness and level of responsibility

•
Payouts range between 0% and 200% of target determined by achievement of financial goals based on pre-established
objectives, then adjusted to reflect individual performance achievement
• Pay-for-performance • Align executive and shareholder interests • Attract, retain and motivate key executives with market-competitive compensation opportunities

Long-Term Incentive Plan Awards
•
Target award granted commensurate with job responsibilities, market competitiveness, experience, and qualitative and quantitative company and individual performance factors

•
Issue full share unit awards, which for executive officers were 67% weighted on company performance metrics, including use of relative total shareholder return (“TSR”), and 33% time-based, which means that the value is determined by the Company’s share price

•
Pay-for-performance

•
Aligns executive and shareholder interests by promoting executive stock ownership

•
Attract, retain and motivate key executives with market-competitive compensation opportunities

•
Utilizes multi-year vesting period and metrics aligned to long-term shareholder value creation including stock price performance

Other Compensation

Retirement Programs
•
Qualified defined contribution plans in the U.K. and U.S. available to all salaried employees in each region, including executives

•
Non-qualified
defined contribution plan available to eligible U.S. employees, including executives, who exceed statutory limits under our United States qualified defined contribution plan
• Attract, retain and motivate key executives with market-competitive compensation opportunities

Annual Target Total Compensation Mix

A majority of each NEO’s total compensation opportunity is composed of performance-based pay. Our annual incentive awards and the performance-based RSUs component of the long-term incentive awards are considered performance-based pay because the payout of these awards is dependent on the achievement of specified performance goals at Corporate, Division and/or individual levels. The time-based portion of the RSU awards is retentive while also aligning with Company performance as the final value realized is based on the Company’s share price.

The mix of compensation in 2019 for Mr. Dauch and the other NEOs is shown below and was calculated by dividing each compensation element by total target compensation. Target award level opportunities do not include any special one-time
grants. Actual base salary and target compensation as reflected in the Summary Compensation Table or 2019 Grants of Plan Based Awards Table may reflect lower amounts if the NEO did not serve in such capacity for the full year period or if the NEO received an adjustment in base salary during the year
.

Annual Target Total Compensation Opportunities

The following table depicts 2019 target annualized total compensation opportunities for the NEOs (other than Mr. Nair) based on their base salary as in effect at December 31, 2019. Actual base salary and target compensation earned during 2019 and as reflected in the Summary Compensation Table or 2019 Grants of Plan Based Awards Table is lower than the target opportunities for those NEOs who received an adjustment in base salary during the year, as discussed below.

Name	Base Salary ($)	Annual Incentive Plan Target Award		Long-Term Incentive Plan Target Annual Award ($)	Total ($)
		(% Base Salary)	($)
Richard F. Dauch (1) Chief Executive Officer	1,100,000	125%	1,375,000	5,500,000	7,975,000
Vivid Sehgal Chief Financial Officer	595,200	80%	476,160	1,500,000	2,571,360
Michael J.P. Clarke (1) Senior Vice President and Chief Human Resources Officer	506,880	60%	304,128	500,000	1,311,008
Kevin J. Quinlan Senior Vice President & General Manager, Electrification & Electronics	403,800	60%	242,280	475,000	1,121,080
James D. Harrington Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	590,000	80%	472,000	1,200,000	2,262,000

(1)
Messrs. Clarke and Sehgal are each U.K. employees and paid in Pounds. Dollar amounts in this report have been converted from Pounds at a rate of 1.28 Dollars to one Pound. The exchange rate used was calculated by averaging the exchange rate for each calendar month in 2019.

2019 Annual Compensation Determination

Individual base salaries and annual incentive targets for the NEOs were established based on the scope of each NEO’s responsibilities, individual performance, experience and market pay data.
Base Salaries.
Base salary is intended to reward and be commensurate with each NEO’s responsibilities, individual performance and experience. We periodically make base salary adjustments, and review compensation competitiveness at least annually. As a result of our review during 2019, we made no adjustments to our NEO’s base salaries.
2019 Annual Incentive Plan Awards.
Our Annual Incentive Plan is designed to motivate our executives, including our NEOs to drive earnings, cash flow and profitable growth by measuring the executives’ performance against goals at the Corporate and relevant Division levels. The individual annual incentive target for each executive can be adjusted based on the executive’s position, individual performance, and the size and scope of his or her responsibilities. Final payouts can range from 0% to 200% of each NEO’s annual incentive target. The target annual incentive as a percentage of base salary for each NEO is reflected above.
The Committee, working with management and its independent compensation consultant, set the underlying performance metrics and objectives for the preliminary annual incentive plan payout levels based on identified annual business objectives

For 2019, each executive’s award payout was determined as follows:

Weighting (%)	Corporate Executives	Division Executives
Performance Metrics (1)	100% Corporate	50% Division	50% Corporate
Adjusted Net Income (Corporate) or Adjusted Operating Income (Division)	50%	50%	50%
Cash Flow Before Financing (Corporate) or Simplified Operating Cash Flow (Division)	50	50	50
In addition, discretionary adjustments can be applied based on qualitative factors and considerations.

(1)	For detail regarding the calculation of each metric, see “Definition of Non-GAAP Performance Measures”.

Performance below the minimum threshold results in no payout and performance above the maximum level is capped at a maximum total payout of 200% of the target award. For the Adjusted Net Income/Adjusted Operating Income and Cash Flow Before Financing (CFBF) /Simplified Operating Cash Flow (SOCF) metrics the threshold, target and maximum payout levels were 50%, 100% and 200%, respectively.
The 2019 Corporate performance targets and actual performance by metric applicable to our NEOs were:

Corporate Metrics	Adjusted Net Income ($ in millions)	CFBF ($ in millions)
Target	291	78
Actual	212	(69)
Payout Factor	0%	0%

With respect to the performance levels required for target payment, 2019 overall performance at the Corporate and Business Unit levels produced a below-target payout of 0%.
As a result of the analysis described above, the Committee approved the following 2019 annual incentive award payments for the eligible NEOs.

Name	Annual Incentive Plan Actual Payment for 2019 ($) (1)	Percent of Annualized Target Incentive (%)
Richard F. Dauch	0	0%
Vivid Sehgal	0	0
Michael J.P. Clarke	0	0
Kevin J. Quinlan	0	0
James D. Harrington	0	0

(1)	These award amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the “2019 Summary Compensation Table”.

Long-Term Incentive Awards.
The Long-Term Incentive Plan is designed to reward performance on long-term strategic metrics and to attract, retain and motivate participants.
Annual equity awards include both time-based and performance-based RSUs. The time-based RSUs, which make up 33% of the NEOs’ long-term awards, vest ratably over three years, beginning on the first anniversary of the grant date. The performance-based RSUs, which make up 67% of the NEOs’ long-term awards, are settled after the results of a three-year performance period are determined. The 2019 grant vests at the end of 2021 and will be settled in early 2022 after the outcomes of the performance period are determined and approved. Each NEO may receive from 0% to 200% of his or her target performance-based RSU award based on performance against the following company-wide performance metrics:

Metric (1)	Weighting (%)
Average Return on Invested Capital (ROIC) 1	50%
Relative Total Shareholder Return (TSR)	50%

(1)	For detail regarding the calculation of each metric, see “Definition of Non-GAAP Performance Measures”.

The Long-Term Incentive Plan allows for dividend equivalents to accrue on unvested RSUs to the extent the Company pays dividends; however, the dividend equivalents vest and pay out only if and to the extent that the underlying RSUs vest and pay out. No dividend equivalents were earned in 2019.
2019 Grants Under the LTIP.
The Committee established the 2019 annual target long-term incentive awards set forth in the table below taking into account scope of responsibilities, individual performance, retention considerations and market compensation data.

Name	Long-Term Incentive Plan Target Annual Award ($)
Richard F. Dauch	5,500,000
Vivid Sehgal	1,500,000
Michael J.P. Clarke	500,000
Kevin J. Quinlan	475,000
James D. Harrington	1,200,000

2017-2019 Performance-Based RSUs

In February 2020, we paid out the performance-based RSUs for the 2017-2019 performance period. As Mr. Dauch, did not join the Company until January 2019, he did not receive a grant of 2017-2019 performance-based RSUs. The following tables set forth: (1) the threshold, target and maximum levels, as well as the actual level achieved, for each performance metric; and (2) for each eligible NEO, the target total number of performance-based RSUs and actual number of performance-based RSUs earned. Because the performance period included both periods before and after the spin-off
from Delphi Automotive, the calculation of achieved results against each performance metric is determined by reference to the combined consolidated results of operations for both Aptiv and the Company for the one year period ended December 31, 2017 as if the spin-off
had not occurred, and the results of operations for the Company for the one year period ended December 31, 2019.

Metric (1)	Weighting (%)	Threshold	Target	Maximum	Actual
Average Return on Net Assets (RONA)	50%	21.2%	23.7	26.1%	18.1%
Cumulative Adjusted Net Income (millions)	25	$2,086	$2,331	$2,577	$2,390
Relative Total Shareholder Return (TSR) (2)	25	30 th Percentile	50 th Percentile	90 th Percentile	86 th and 19 th Percentile

(1)	For detail regarding the calculation of each metric, see “Definition of Non-GAAP Performance Measures”

(2)
Payout based on weighted average of the relative performance of Aptiv ordinary shares during the one year period which ended December 31, 2017 and of Company ordinary shares during the two year period which ended December 31, 2019.

Based on the achievement of the performance goals associated with these performance-based RSUs, the payout multiplier was 47% of the awarded target opportunity.

Name	Performance-based RSUs
	Target Total Number of Units Granted (#)	Actual Total Number of Units Earned (#) (1)
Vivid Sehgal	14,826	7,135
Michael J.P. Clarke	4,390	2,127
Kevin J. Quinlan	5,560	2,693
James D. Harrington	22,809	10,977

(1)	Includes accrued dividend equivalents.

Definition of
Non-GAAP
Performance Measures

The following
non-GAAP
financial measures are used in establishing target performance levels under our incentive plans. In determining final awards, the Committee retains the discretion to make adjustments for incentive plan purposes to eliminate the impact (positive or negative) of items the Committee believes are not representative of management’s execution of the Company’s operating plan.
•	Adjusted Net Income represents net income attributable to the Company before discontinued operations, restructuring and other special items, including the tax impact thereon.
•
Adjusted Operating Income
represents net income before interest expense, other income (expense), net, income tax expense, equity income (loss), net of tax, restructuring and other special items, including the tax impact thereon.
•
Cash Flow Before Financing (CFBF)
represents cash provided by (used in) operating activities from continuing operations plus cash provided by (used in) investing activities from continuing operations, adjusted for the purchase price of business acquisitions and net proceeds from the divestiture of discontinued operations and other significant businesses.
•
Simplified Operating Cash Flow (SOCF)
is defined, on a Divisional basis, as earnings before interest, tax, depreciation and amortization (“EBITDA”), plus or minus changes in accounts receivable, inventory and accounts payable, less capital expenditures net of proceeds from asset dispositions, plus restructuring expense, less cash expenditures for restructuring.
•
Return on Invested Capital
is defined as
tax-affected
operating income (net income before interest expense, other income (expense) net, income tax expense, equity income (loss) net of tax, and income (loss) from discontinued operations net of tax), divided by average net working capital plus average property, plant and equipment, measured each calendar year.
•
Return on Net Assets
is defined as
tax-affected
operating income (net income before interest expense), other income (expense) net, income tax expense, equity income (loss) net of tax, income (loss) from discontinued operations net of tax, divided by average continuing operations net working capital plus average continuing operations net property, plant and equipment, measured each calendar year.
•
Total Shareholder Return
is measured by comparing the average closing price per share of the Company’s ordinary shares for all available trading days in December of the final year of the performance period to the average closing price per share of the Company’s ordinary shares for all available trading days in December of the year prior to the beginning of the performance period, including the reinvestment of dividends, relative to the companies in the Russell 3000 Auto Parts Index. Prior to the
Spin-Off,
Aptiv measured total shareholder return by comparing the average closing price per share of Aptiv’s ordinary shares for all available trading days in the fourth quarter of the final year of the performance period to the average closing price per share of Aptiv’s ordinary shares for all available trading days in the fourth quarter of the year prior to the beginning of the performance period, including the reinvestment of dividends, relative to the companies in the Russell 3000 Auto Parts Index. In the case of awards granted by Aptiv and converted and assumed by the Company following the
Spin-Off,
for which the performance period began prior to the
Spin-Off
but concludes following the
Spin-Off,
total shareholder return is measured by using a weighted average of both methodologies. For example in the case of the 2017-2019 Performance- Based RSUs which were settled in February 2020, performance was measured using a weighted average measure of performance, one-third
of which is based on comparing the average closing price per share of Aptiv’s ordinary shares for all available trading days in the fourth quarter of 2016 to the average closing price of Aptiv’s ordinary shares for all available trading days in the fourth quarter of 2017, and two-thirds
of which is based on comparing the average closing price per share of the Company’s ordinary shares for all available trading days in the month of December of 2017 to the average closing price per share of the Company’s ordinary shares for all available trading days in the month of December of 2019, in each case including the reinvestment of dividends, and relative to the companies in the Russell 3000 Auto Parts Index for the same period using the same methodology.

Other Compensation
Additional compensation and benefit programs available to our NEOs are described below. Only those benefits and policies offered to the other salaried employee populations are available to our NEOs.
Defined Contribution Plans and U.S. Salaried Retirement Savings Program (“SRSP”).
Our employees are able to participate in defined contribution plans. Mr. Clarke and Mr. Sehgal participate in Delphi Technologies’ defined contribution plan for UK employees. Mr. Dauch, Mr. Quinlan and Mr. Harrington participate, and Mr. Nair participated, in our broad-based and tax-qualified
defined contribution plan, the SRSP, which is a qualified plan under Section 401(k) of the Internal Revenue Code (the “Code”). All contributions to the SRSP are subject to any contribution limits imposed by the Code.
Salaried Retirement Equalization Savings Program (“SRESP”).
Under the SRESP, eligible U. S. employees receive Delphi contributions in excess of the limits imposed upon the SRSP by the Code. No guaranteed or above-market rates are earned; the investment options available are a subset of those available to all employees under the SRSP. Additional details regarding benefits and payouts under this plan are provided in the
“Non-Qualified
Deferred Compensation” section.
Other Benefits.
We provide additional benefits, such as relocation and expatriate benefits to our NEOs, which in general, are the same benefits as those provided to similarly situated non-officer
employees. Additional details are covered in the “2019 Summary Compensation Table”.
Governance Policies
Stock Ownership Guidelines.
To support better alignment of our executives’ interests with those of our shareholders, our Board believes that our officers should maintain an appropriate level of equity interest in Delphi Technologies. To that end, our Board has adopted the following stock ownership guidelines:
•	The CEO is required to hold a minimum of six times his base salary in Delphi Technologies shares;
•	Our other most senior elected officers (generally, our other Section 16 officers, including all of our NEOs other than the CEO) are required to hold a minimum of three times their base salaries in Delphi Technologies shares; and
•	Our elected Corporate staff officers are required to hold a minimum of one time their base salaries in Delphi Technologies shares.
Our officers, including our NEOs, are expected to fulfill the ownership requirement within five years from the time they are appointed to their position. Until such time as the required holding is met, officers may not sell stock, subject to limited exceptions. Once the ownership requirement has been met, an officer may sell stock, provided, however, that the minimum ownership requirement must continue to be met. The Committee reviews the ownership level for covered executives each year.
Clawback.
As a matter of policy, if our financial statements are materially misstated or in material noncompliance with any financial reporting requirement under securities laws, then the Committee will review the circumstances and determine if such misstatement or non-compliance
was the result of misconduct by any participant in our incentive compensation plans. If the Committee determines that a participant knowingly engaged in and/or permitted or failed to prevent the misconduct, such misconduct was attributable to such participant’s gross negligence or such participant is otherwise subject to the automatic forfeiture provisions (and not otherwise exempted) under United States federal securities laws, then in each such case, the participant will be required to repay any amounts paid to him or her under our incentive compensation plans relating to the periods impacted by such misstatement or noncompliance. In addition, the participant may forfeit certain future awards.

Restrictive Covenants.
All executives, including the NEOs, are required to sign confidentiality and non-interference
agreements in order to participate in the Long-Term Incentive Plan. The non-interference
agreements include
non-compete
and
non-solicitation
covenants, which prohibit executives from:
•	Working for a competitor or otherwise directly or indirectly engaging in competition with us for 12 months after leaving Delphi Technologies;
•	Soliciting or hiring employees for 24 months after leaving Delphi Technologies; and
•	Soliciting customers for 24 months after leaving Delphi Technologies.
If the terms of the confidentiality and
non-interference
agreements are violated, Delphi Technologies has the right to cancel or rescind any final Long-Term Incentive Plan award, consistent with applicable law.
No Excise Tax Gross-Ups.
We do not provide any excise tax
gross-ups
specific to our officer population. Certain expatriate policy and relocation provisions, applicable to all salaried employees, allow for tax gross-ups
as reimbursement for additional taxes or expenses incurred due to expatriate status or relocation expenses.
No Hedging/No Pledging.
The Company prohibits its directors, officers and employees from engaging in transactions having the effect of hedging the value of the Company’s ordinary securities. In addition, the Company prohibits its directors, officers and employees from purchasing Company securities on margin or holding Company securities in a margin account. The Company also prohibits its directors, officers and employees from pledging the Company’s securities as collateral for a loan. The Company’s Policy Prohibiting Insider Trading is available on
delphi.com
by clicking on the tab “Investors” and then the caption “Governance Documents” under the heading “Corporate Governance.”
Independent Compensation Consultant.
Meridian Compensation Partners LLC (“Meridian”) serves as the Committee’s independent compensation consultant. The scope of the work done by the consultants during 2019 included the following:
•	Providing analyses and recommendations that inform the Committee’s decisions;
•	Preparing and evaluating market pay benchmarking data and competitive positioning;
•	Assisting in the design and development of executive compensation programs;
•	Providing updates on market compensation trends, the regulatory environment, and governance practices as they relate to executive compensation;
•	Reviewing various management proposals presented to the Committee related to executive compensation; and
•	Working with the Committee to validate and strengthen the pay-for-performance relationship and alignment with shareholders.
The Committee assessed the independence of Meridian pursuant to SEC and NYSE rules and concluded that no conflict of interest exists that would prevent Meridian from independently representing the Committee. Meridian does not perform any other services for the Company and may not do so without the prior consent of the Chair of the Committee. Meridian met with the Committee Chair and the full Committee outside the presence of management. In addition, Meridian participated, and continues to participate, in Committee meetings and, when requested by the Committee Chair, in the preparatory meetings and the executive sessions.
Compensation Risk Assessment.
In 2019, the Committee asked Meridian to conduct a market review of the Company’s compensation programs to identify any areas of concern or significant gaps from market practices in the Company’s compensation policies, practices and programs. The review did not identify any significant gaps from market practices that in Meridian’s view encourage excessive risk taking. Based on the Meridian market review, the Committee concluded that the Company’s compensation policies, practices and programs do not create risks that are reasonably likely to have a material adverse effect on the Company or its subsidiaries.

The assessment and Meridian’s subsequent market review included consideration of the Company’s incentive plan structures, pay practices, and governance process including the Committee’s oversight of such programs. As part of this process, the following risk mitigating factors were considered with respect to our NEOs:
•	Competitive pay positioning at the 50 th percentile of the market;
•	Mix of fixed versus variable, cash versus equity-based and short- versus long-term compensation with an emphasis on long-term compensation programs comprised of equity-based pay;
•	Incentive award opportunities, with performance-based awards capped at two times the target amount, that span both annual and overlapping, multiyear time periods and with payout determined based on a range of financial metrics (including total shareholder return);
•	Application of a clawback policy; and
•	Stock ownership guidelines and the restrictions on hedging and prohibitions on pledging of company stock.
Tax and Accounting Considerations.
Prior to 2018, Section 162(m) of the Code generally limited the tax deductibility of compensation paid to the chief executive officer and each of the next three most highly compensated executive officers (excluding the CFO) that exceeds $1 million in any taxable year unless the compensation over $1 million qualified as “performance-based” within the meaning of Section 162(m). The ability to rely on the “performance-based” compensation exception under Section 162(m) was eliminated in 2017 and the $1 million limitation on deductibility generally was expanded to include all named executive officers (including the principal financial officer). As a result, we may no longer take a deduction for any compensation paid to our named executive officers in excess of $1 million unless the compensation qualifies for the “performance-based” compensation exception and qualifies for transition relief applicable to certain arrangements in place on November 2, 2017. While we may qualify for transition relief, we cannot guarantee that will be the case and we expect that for those executives who are employed in the United States, compensation in excess of $1 million will no longer be deductible, however the Committee has determined that in many instances the benefit of such tax deductibility is outweighed by the need for flexibility or the attainment of other objectives. Accordingly, the Committee will continue from time to time to award compensation that is not tax deductible if the Committee determines that it is in our and our shareholders’ best interests.
CEO Employment Agreement.
On January 7, 2019, in connection with Mr. Dauch’s appointment as Chief Executive Officer, the Delphi Board approved Mr. Dauch’s employment agreement. The agreement remains in effect until the date specified by one party to the other by means of a written notice. The agreement sets forth the terms of Mr. Dauch’s compensation, which includes: (1) a base salary of $1,100,000 per year; (2) a target award under the Annual Incentive Plan for 2019 equal to 125% of base salary; (3) an equity award under the Long-Term Incentive Plan for the performance period 2019-2021 valued at $5,500,000 in the form of time-based restricted stock units and performance-based restricted stock units; and (4) a one-time
inducement award of a
non-qualified
stock option to purchase ordinary shares of the Company, which option had an approximate value of $5,000,000 (determined on a Black-Scholes basis) at an exercise price equal to the fair market value of an ordinary share (determined as the average of the high and low trading prices for an ordinary share on the grant date). The option becomes exercisable in equal parts annually over a 5 year period commencing on the first anniversary of the grant, subject to continued employment through the applicable vesting date (and accelerated vesting upon termination of employment in limited circumstances). The option will be exercisable (subject to vesting) for a period of 10 years after the grant date, subject to earlier expiration in the event of termination of employment.
The agreement also provides for Mr. Dauch’s participation in the benefit package offered to U.S.-based executives of the Company, including the Company’s
Change-in-Control
Severance Plan (see “Potential Payments Upon Termination or Change In Control”), the Company’s tax equalization program for employees seconded from the United States to the United Kingdom, where the Company’s principal corporate office is currently located, tax preparation assistance, use of an apartment or other appropriate accommodations while Mr. Dauch is in London on Company business (for a period of up to twelve months after his employment commencement date), expense reimbursements, and a one-time
perquisite allowance of $40,000. Mr. Dauch has waived his right to receive benefits under the
Change-in-Control
Severance Plan in the event that a change in control occurs as a result of a transaction between the Company and American Axle (or any of its affiliates). Mr. Dauch is not entitled to severance benefits under the Company’s Executive Severance Plan; however, if his employment is terminated as a result of termination by the Company without cause or by him for good reason, he will be entitled to the following: (1) a cash severance payment in an amount equal to (A) the sum of (I) his base salary plus (II) his target annual bonus for the year in which his termination occurs, (B) divided by 12 and (C) multiplied by 18, and (2) a prorated portion of his then outstanding long-term incentive awards based on the portion of the vesting or performance period, as applicable, elapsed prior to this termination date. The foregoing severance benefits are subject to the signing of a general release.
In connection with his employment, Mr. Dauch also entered into a Confidentiality and Noninterference Agreement that includes confidentiality provisions (that apply during employment and indefinitely thereafter), non-solicitation
and
non-interference
provisions (that apply during employment and for twenty four months after termination) and non-competition
provisions (that apply during employment and for twelve months after termination).

COMPENSATION COMMITTEE REPORT
We, the undersigned members of the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, we recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form
 10-K
for the year ended December 31, 2019.
Respectfully submitted,
David S. Haffner (Chair)
MaryAnn Wright
Hari N. Nair(1)
(1)
Although Mr. Nair acted as part of the Compensation Committee and reviewed and approved this Compensation Discussion and Analysis, Mr. Nair did not serve on the Committee during his tenure as Interim CEO.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
As noted above, Hari N. Nair, prior to his appointment as Interim CEO, was an independent director and served on the Company’s Compensation Committee. Upon his appointment as Interim CEO in October of 2018, Mr. Nair stepped down from his service on the Compensation Committee while continuing to serve as a management director on the Board. Accordingly, at no time did any member of the Company’s Compensation Committee simultaneously serve during the fiscal year or at any other time as an officer or employee of the Company, nor have any other relationship required to be disclosed by the Company to comply with the disclosure rules of the Securities and Exchange Commission. No executive officer of the Company served as a member of the compensation committee (or the board of directors or other board committee performing similar functions) of another entity, one of whose executive officers served as a director of the Company.

2019 SUMMARY COMPENSATION TABLE
The table below sets forth specified information regarding the compensation of the individuals (NEOs) who served for 2019 as Chief Executive Officer (Richard F. Dauch following his election on January 7, 2019), and on an interim basis prior thereto, Hari N. Nair), Chief Financial Officer (Vivid Sehgal), and our next three most highly compensated executive officers (Michael J.P. Clarke, Kevin J. Quinlan, and James D. Harrington). Our NEOs are parties to offer letters or employment agreements that generally describe the compensation and benefits initially provided to them upon employment, and the terms of which are reflected in the tables and explanatory notes following.

Name and Principal Position (1)	Year	Salary (2)(3)	Bonus (2)	Stock Awards (4)(5)	Option Awards (4)	Non-Equity Incentive Plan Compensation (3)(6)	All Other Compensation	Total (7)
		($)	($)	($)		($)	($)	($)
Richard F. Dauch Chief Executive Officer	2019	1,083,077	40,000	7,113,821	2,988,049	—	445,801	11,670,748
Vivid Sehgal Chief Financial Officer	2019 2018 2017	595,200 621,425 134,706	— — 193,500	1,940,134 2,789,824 963,058	—	— 248,570 143,327	92,694 95,155 14,161	2,628,028 3,754,974 1,448,752
Michael J.P. Clarke Senior Vice President and Chief Human Resources Officer	2019 2018 2017	506,880 522,975 470,202	— — —	646,702 998,447 343,949	—	— 157,066 318,195	200,912 153,899 57,720	1,354,494 1,832,386 1,190,066
Kevin J. Quinlan Senior Vice President and General Manager, Electrification & Electronics	2019	403,800	—	614,380	—	—	553,995	1,572,175
James D. Harrington Senior Vice President, General Counsel, Secretary and Chief Compliance Officer	2019 2018 2017	590,000 582,500 143,750	— 307,406 275,000	1,552,124 2,088,153 1,113,546	—	— 233,000 152,950	581,160 197,112 25,134	2,723,284 3,408,172 1,710,380
Hari N. Nair Interim Chief Executive Officer	2019 2018	33,808 598,179	— —	26,855 498,145	—	— —	2,804 39,952	63,467 1,136,276

(1)
Messrs. Clarke and Sehgal are UK employees (paid in Pounds). Each of their respective salary, bonus and other compensation items were paid in Pounds. U.S. Dollar amounts in this report have been converted from Pounds at a rate of 1.28 Dollars to one Pound. The exchange rate used was calculated by averaging exchange rates for each calendar month in 2019.

(2)
2019 amounts do not include amounts that became payable to Mr. Sehgal in 2020 under the Retention Agreement. 2017 amounts reflect partial year of service for Messrs. Harrington and Sehgal. Messrs. Harrington and Sehgal each received hiring bonuses under their respective offer letters when they joined the Company in 2017. In addition, in accordance with the terms of his offer letter, Mr. Harrington became entitled to a bonus in March 2018 equal to the target bonus forfeited, prorated to the date of termination of his prior employment.

(3)
Base salary and annual incentive awards are eligible for deferral under the SRESP. During 2019, Messrs. Dauch, Quinlan, Harrington and Nair participated in the SRESP. During 2018, Messrs. Harrington and Nair participated in the SRESP. Mr. Harrington also participated in the SRESP during 2018. Total base salaries and annual incentive awards, including the deferred portions, are presented in this 2019 Summary Compensation Table. Company contributions to the SRESP for 2019 are displayed in the “All Other Compensation” column, see Note 7.

(4)
For assumptions used in determining the fair value of these awards, see Note 22, Share-Based Compensation to the Consolidated Financial Statements in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019. The award values reflected in the “Stock Awards” and “Option Awards” columns are the grant date fair values of the NEOs’ respective long-term incentive awards and non-qualified stock option award, respectively, determined in accordance with FASB ASC Topic 718.

(5)
The 2019 grant date for accounting purposes for the annual awards given to NEOs other than Mr. Nair under the LTIP was set at February 28, 2019, as approved by the Board of Directors and Compensation Committee. These award values include the value of performance-based RSUs based on target performance. Assuming maximum performance achievement and based on grant date share price, for the NEOs’ performance-based RSUs granted in 2019, the values in the “Stock Awards” column would be $15,260,861, $3,347,147, $1,115,696, $1,059,928, and $2,677,733, for Messrs. Dauch, Sehgal, Clarke, Quinlan and Harrington, respectively. The amount shown for Mr. Nair is the grant date fair value of the ordinary shares of stock issued to him pursuant to his Employment Agreement using a grant date of January 5, 2019, in each case as determined in accordance with FASB ASC Topic 718.

(6)	The “Non-Equity Incentive Plan Compensation” column reflects payments made under our Annual Incentive Plan. Mr. Nair did not participate in the Annual Incentive Plan.

(7)	Amounts reported in the “All Other Compensation” column for 2019 reflect the following:

Name	Company Contributions (a)	Life Insurance (b)	Relocation Costs	Tax Equalization and Gross-Up Payments (c)	Other (d)	Total
	($)	($)	($)	($)	($)	($)
Richard F. Dauch	78,625	2,495	130,623	234,058	—	445,801
Vivid Sehgal	71,424	2,070	—	—	19,200	92,694
Michael J.P. Clarke	45,619	2,070	27,125	106,898	19,200	200,912
Kevin J. Quinlan	31,856	1,410	133,578	348,396	38,755	553,995
James D. Harrington	61,725	1,338	1,500	497,502	19,095	581,160
Hari N. Nair	2,389	415	—	—	—	2,804

(a)
For Messrs. Dauch, Quinlan, Harrington, and Nair, this column reflects Company contributions to both the qualified SRSP and non-qualified
SRESP. For all SRSP participants, the Company provides a contribution of 4% of base salary and annual incentive award payment. The Company also provides a matching contribution equal to 50% of the participant’s contributions to the program up to 7% of the participant’s base salary and annual incentive award over the qualified plan limit, which constitutes a maximum contribution of 3.5% of each participant’s base salary. For Messrs. Clarke and Sehgal, this column reflects contributions to the Company’s defined contribution plan for eligible employees in the U.K., which is a matching contribution based on the level of employee contributions, up to a maximum of 12% of base salary assuming an employee contribution of at least 4%.

(b)	This column reflects the aggregate incremental cost for each NEO for premium payments made regarding his life insurance policy.

(c)
This column reflects tax
gross-ups
as reimbursement for additional taxes or expenses incurred due to expatriate status and relocation, consistent with the Company’s expatriate policy and relocation provisions, applicable to all salaried employees.

(d)	This amount principally represents Company-provided automobile and related expenses.

2019 GRANTS OF PLAN-BASED AWARDS
The table below sets forth the threshold, target and maximum award payout opportunities (or full award opportunity, as applicable) for plan-based awards that were granted to our NEOs in 2019.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All other Option Awards: Number of Securities Underlying Options	Exercise or Base price of Option Awards	All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#)	($/sh)	(#) (3)	($) (4)
Richard F. Dauch		687,500	1,375,000	2,750,000
	01/07/19							1,006,077	$15.06		2,988,049
	02/28/19									89,630	1,954,830
	02/28/19				90,988	181,975	363,950				5,158,991
Vivid Sehgal		238,080	476,160	952,320
	02/28/19									24,444	533,124
	02/28/19				24,815	49,630	99,260				1,407,010
Michael J.P. Clarke		152,064	304,128	608,256
	02/28/19									8,148	177,708
	02/28/19				8,272	16,543	33,086				468,994
Kevin J. Quinlan		121,140	242,280	484,560
	02/28/19									7,741	168,831
	02/28/19				7,858	15,716	31,432				445,549
James D. Harrington		236,000	472,000	944,000
	02/28/19									19,556	426,516
	02/28/19				19,852	39,704	79,408				1,125,608

(1)
These columns show the threshold, target and maximum awards payable to our NEOs under our Annual Incentive Plan. The final award is determined by both Corporate and Division performance, as well as individual performance, as determined by the Compensation Committee.

(2)
These columns show the threshold, target and maximum number of RSUs, possible under the performance-based RSUs granted in 2019 pursuant to our Long-Term Incentive Plan. The actual payouts will be based on two performance metrics (Average Return on Invested Capital and Relative TSR) during the performance period from January 1, 2019 through December 31, 2021.

(3)
This column shows the number of time-based RSUs granted to our NEOs in 2019 pursuant to our Long-Term Incentive Plan excluding dividend equivalents. These time-based RSUs vest ratably over three years on the first, second and third anniversary dates of the date of grant.

(4)
This column reflects the grant date fair value of each award determined in accordance with FASB ASC Topic 718, including, for performance-based awards, the target outcome of the performance conditions, excluding the effect of estimated forfeitures and dividend equivalents. Except for the performance-based RSUs based on relative TSR (generally 50% of the performance-based RSUs), the grant date value for the equity awards was determined based on the grant date closing price of our stock as quoted on the New York Stock Exchange. The grant date closing price for awards made in February 2019 was $21.81. The grant date fair value for the relative TSR performance-based RSUs granted in February 2019 was determined using a Monte Carlo simulation and was based on a price of $34.89.

2019 OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
The values displayed in the table below reflect each NEO’s outstanding long-term incentive awards, inclusive of dividend equivalents, as of December 31, 2019, including the value of any such long-term incentive awards that were converted from Aptiv long-term incentive awards to Delphi Technologies long-term incentive awards. The market values are calculated using a share price of $12.83, the December 31, 2019 closing price of our stock. The performance-based RSUs granted in 2018 and 2019 and labeled with performance periods
1/1/2018-12/31/2020
and
1/1/2019-12/31/2021
are presented at the maximum level of performance (200% of target performance).

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Restricted Stock Unit Grant Date or Performance Period (1)	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
						(#)	($)	(#)	($)
Richard F. Dauch	—	1,006,077	$15.06	01/07/2029	02/28/2019	89,630	1,149,953
					01/01/2019- 12/31/2021			363,950	4,669,479
Vivid Sehgal					10/16/2017	1,686	21,631
					02/28/2018	5,070	65,048
					02/28/2018 (5)	4,395	56,388
					02/28/2019	24,444	313,617
					01/01/2018- 12/31/2020			45,616	585,253
					01/01/2018- 12/31/2020 (5)			39,533	507,208
					01/01/2019- 12/31/2021			99,260	1,273,506
Michael J.P. Clarke					02/28/2017	1,511	19,386
					02/28/2018	1,691	21,696
					02/28/2018 (5)	1,691	21,696
					02/28/2019	8,148	104,539
					01/01/2018- 12/31/2020			15,206	195,093
					01/01/2018- 12/31/2020 (5)			15,206	195,093
					01/01/2019- 12/31/2021			33,086	424,493
Kevin J. Quinlan					02/28/2017	1,910	24,505
					02/28/2018	2,906	37,284
					02/28/2018 (5)	1,015	13,022
					02/28/2019	7,741	99,317
					01/01/2018- 12/31/2020			8,718	111,852
					01/01/2018- 12/31/2020 (6)			9,123	117,048
					01/01/2019- 12/31/2021			31,432	403,273
James D. Harrington					02/28/2018	4,057	52,049
					02/28/2018 (5)	3,042	39,024
					02/28/2019		250,903
					01/01/2018- 12/31/2020			36,493	468,204
					01/01/2018- 12/31/2020 (5)			27,370	351,153
					01/01/2019- 12/31/2021			79,408	1,018,805

(1)
To better understand the information in this table we included the time-based RSU award grant dates and the performance periods of our performance-based RSU awards. All shares include dividend equivalents.

(2)	This column shows the unvested time-based RSU awards as of December 31, 2019:

•	Units granted on 2/28/2017, and 10/16/2017 vest on 2/28/2020;

•	Units granted on 2/28/2018 vest ratably on 2/28/2020 and 2/28/2021;

•	Units granted on 2/28/2019 vest ratably on 2/28/2020, 2/28/2021 and 2/28/2022.

(3)	This column shows the maximum number of RSUs, possible under the performance-based RSUs granted pursuant to our Long-Term Incentive Plan.

(4)
Of the awards reflected in this column, the 2018-2020 performance-based RSUs will be settled in early 2021 after the results for the three-year performance period are determined and the 2019-2021 performance-based RSUs will be settled in early 2022 after the results for the three-year performance period are determined. The Founders Grant performance-based RSUs granted to the NEOs in February 2018 will be settled in early 2021 after the results for the three-year performance period beginning on January 1, 2018 are determined.

(5)	Represents the Founders Grant awards.

2019 OPTION EXERCISES AND STOCK VESTED TABLE
The following table sets forth information regarding vested stock awards during 2019 for our NEOs. The value realized on vesting is equal to the market price of the underlying shares on the date of vest.

Name	Stock Awards (1)
	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)
Richard F. Dauch	—	—
Vivid Sehgal	6,416	139,933
Michael J.P. Clarke	8,232	179,540
Kevin J. Quinlan	3,546	77,338
James D. Harrington	10,585	230,859

(1)
For NEOs other than Mr. Dauch, the shares and values listed in these columns include performance-based RSUs for the 2017 through 2019 performance period, which were settled on February 28, 2020. For more information on the number of shares issued see “Compensation Discussion & Analysis – 2017-2019 Performance-Based RSUs”.

NON-QUALIFIED
DEFERRED COMPENSATION
The SRESP is a
non-qualified
deferred compensation program available to a limited number of employees, including certain of the NEOs. Under the SRESP, participants receive Delphi contributions in excess of the limits imposed upon the SRSP, our 401(k) plan, by the Internal Revenue Code.
Plan Benefits.
Employees who were eligible for SRESP deferrals in 2019 were permitted to defer additional income above $280,000, which is the maximum income deferral level imposed upon the SRSP by the Internal Revenue Code in 2019, into a SRESP deferral account. Messrs. Dauch, Quinlan, Harrington and Nair were eligible to participate in 2019. Eligible employees also received the following benefits:
•	All SRESP-eligible employees receive a Company contribution of 4% of their base salary and annual incentive award. This contribution occurs even if the individual does not elect to make deferrals into the SRESP; and

•	Eligible employees who made deferral contributions under the SRESP received an additional Company matching contribution of 50% on the individual’s voluntary deferrals up to 7% of the base salary and annual incentive award over the qualified plan limit, which constitutes a maximum contribution by the Company of 3.5% of each eligible employee’s base salary.

Investment Options.
Participants in the SRESP may select investment options for their deferred amounts. The investment options consist of a small selection of index mutual funds and do not offer any guaranteed or above-market returns.
Deferral Election Process.
The SRESP deferral election process is conducted prior to the year in which eligible income is earned. For the 2019 plan, deferral elections were required to be made by December 2018. During this process, eligible employees were allowed to make deferral elections related to their 2019 base salary and any annual incentive award based on 2019 performance that would be scheduled to be paid in 2020 (but no later than March 15, 2020).
Distributions.
Eligible employees must also elect a distribution date for their deferred amounts. A base salary deferral must remain deferred for a minimum of one year, and any annual incentive deferral must remain deferred for a minimum of two years, or through the termination of employment.
Vesting.
All employee deferrals and Company contributions are immediately vested. During 2019, Messrs. Dauch, Quinlan, Harrington and Nair were each eligible to defer a portion of their salary and annual incentive awards as permitted under the SRESP. The values displayed in the table below include contributions to each’s SRESP account during 2019 and contributions by the Company during 2019, as well as the aggregate balance in such account at the end of 2019.

2019
Non-Qualified
Deferred Compensation

Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals/ Distributions (4)	Aggregate Balance at Last FYE
	($)	($)	($)	($)	($)
Richard F. Dauch	56,233	60,250	6,452	—	122,936
Kevin J. Quinlan	33,570	16,785	24,771	4,835	147,512
James D. Harrington	38,010	40,725	14,953	—	157,475
Hari N. Nair	—	—	114	35,090	—

(1)	Total salary and annual incentive award, including these deferred amounts, is reported in the “2019 Summary Compensation Table”.

(2)	Contributions to each SRESP account, along with contributions to a qualified SRSP account, are disclosed in the “All Other Compensation” column in the “2019 Summary Compensation Table”.

(3)	Aggregate earnings represent change (including losses) in market value less any fee paid by the NEO, but none of these amounts are disclosed in the “2019 Summary Compensation Table”.

(4)	The withdrawals were made in accordance with the deferral election process described in this section.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Severance Plan and Change in Control Provisions

The Company maintains an Executive Severance Plan for qualifying employees. We have no individual change in control agreements with any of the NEOs. During 2019, the applicable change in control provisions were (i) the Executive Change in Control Severance Plan adopted upon completion of the
Spin-Off
in November 2017 for qualifying employees, (ii) the Change in Control Separation Benefit Plan and (iii) those provided in the Company’s incentive plans. Each of Messrs. Dauch, Sehgal, Harrington and Clarke participates in the Executive Change in Control Severance Plan. Mr. Quinlan participates in the Change in Control Separation Benefit Plan.
Each executive who participates in the annual Long-Term Incentive Plan equity grant must sign a grant agreement, as well as a non-interference
and confidentiality agreement, described above in the “Compensation Discussion and Analysis” section. The non-interference
agreement includes both
non-compete
and
non-solicitation
covenants.
The following definitions are applicable to the discussion of these arrangements:
•	“Qualifying Separation” means a separation of employment, including following a Change in Control, but in any event not by the Company for Cause and not as a result of a voluntary termination by the executive.

•	“Change in Control” means a change in ownership or control of the Company resulting in (i) any person or group other than the Company or an employee benefit plan acquiring securities of the Company possessing more than 50% of the total combined voting power of the Company’s equity securities outstanding after such acquisition; (ii) the majority of the board as of the date of the
Spin-Off
is replaced by persons whose election was not approved by a majority of the incumbent board; or (iii) the sale of all or substantially all of the assets of the Company, in one or a series of related transactions, to any person or group other than the Company.

•	“Cause” means with respect to any executive (i) the indictment for a felony or for any other crime that has or could be reasonably expected to have an adverse impact on performance of duties to the Company or on the business or reputation of the Company; (ii) being the subject of any order regarding a fraudulent violation of securities laws; (iii) conduct in connection with employment or service that is not taken in good faith and has resulted or could reasonably be expected to result in material injury to the business or reputation of the Company; (iv) willful violation of the Company’s Code of Ethical Business Conduct or other material policies; (v) willful neglect in the performance of duties, or willful or repeated failure or refusal to perform these duties; or (vi) material breach of any applicable employment agreement.

•	“Good Reason” means with respect to any executive (i) a material diminution in base salary; (ii) a material diminution in authority, duties or responsibilities from those in effect immediately prior to the Change in Control; (iii) relocation of the executive’s principal place of employment more than 50 miles from the location immediately prior to the Change in Control; or (iv) any other action or inaction that is a material breach by the Company of any agreement under which the executive provides services to us.

Executive Severance Plan.
The Executive Severance Plan provides for severance benefits in the event of a Qualifying Separation of an Eligible Executive’s employment. Pursuant to the Executive Severance Plan, an Eligible Executive who incurs a Qualifying Separation would be entitled to receive severance payments during the applicable severance period, unless and until the Eligible Executive is employed by another employer. The Executive Severance Plan also provides a COBRA subsidy for a period of up to 18 months following a Qualifying Separation for U.S. Executives.

Executive Change in Control Severance Plan.
Pursuant to the Executive Change in Control Severance Plan, an eligible executive who incurs a Qualifying Separation would be entitled to receive a lump sum cash payment in an amount equal to the sum of (a) three times base salary in the case of Mr. Dauch and two times base salary in the case of Messrs. Sehgal, Clarke and Harrington; and (b) in the case of Mr. Dauch, three times the higher of the CEO’s target annual cash incentive award opportunity for the year in which the separation occurs or in effect immediately prior to the Change in Control, or in the case of Messrs. Sehgal, Clarke and Harrington, two times the higher of the eligible executive’s target annual cash incentive award opportunity for the year in which the separation occurs or in effect immediately prior to the Change in Control. In addition, an eligible executive who incurs a Qualifying Separation is also entitled to receive a lump sum payment representing the sum of 36 monthly COBRA premiums for Mr. Dauch and 24 monthly COBRA premiums for Messrs. Sehgal, Clarke and Harrington.
Change in Control Separation Benefit Plan.
Pursuant to the Change in Control Separation Benefit Plan, an eligible executive who incurs a Qualifying Separation would be entitled to receive a lump sum cash payment in an amount equal to the sum of (a) 1.5 times the executive’s base salary; and (b) 1.5 times the higher of the executive’s target annual cash incentive award opportunity for the year in which the separation occurs or in effect immediately prior to the Change in Control. In addition, an eligible executive who incurs a Qualifying Separation is also entitled to receive a lump sum payment representing the sum of 18 monthly COBRA premiums.
Annual Incentive Plan.
In the event of a Change in Control, each executive’s annual incentive target award will be prorated for the time period between the plan start date and the effective change in control date. A payment will also be calculated for that time period based on actual performance and compared to the prorated target, with the executive receiving the larger of the two values. Payment of the award will be made by March 15 of the calendar year following the year in which a change in control occurs.
If involuntarily terminated without Cause, each executive, including the NEOs, will also be eligible for a prorated portion of his or her annual incentive award. The period used to determine the prorated award will be the beginning of the performance period to the individual’s termination date.
Long-Term Incentive Plan.
An equity award must be outstanding for one year in order to receive any benefit at termination. Upon a termination without Cause, for Good Reason or due to death or disability, the time-based RSUs will be prorated over the period between the grant date and termination date. Any unvested pro-rata
awards will be delivered at the next scheduled vesting date.
Upon a termination without Cause, for Good Reason or due to retirement, death or disability, any outstanding performance-based RSUs will be prorated over the period between the grant date and termination date. The final performance payout will be determined at the end of the performance period and shares will be distributed at the time of the general distribution.
If an executive voluntarily departs (with the exception of the retirement provisions discussed above) or is terminated for Cause, or in the event of any termination prior to the first anniversary of the grant date, all outstanding unvested equity awards will be canceled.
Upon a Qualifying Separation within two years after a Change in Control, or upon a Change in Control if a replacement award is not provided, outstanding unvested equity awards will vest as follows:
•	Time-based RSUs will vest in full; and

•	After a determination by the Compensation Committee of the Company’s performance at the time of the Change in Control, the number of performance-based RSUs that will vest will be equal to the greater of (a) the performance-based RSUs earned through the change in control date, or (b) 100% of the performance-based RSUs granted.

A replacement award is an award with respect to the stock of Delphi Technologies or its successor that is at least equal in value to the outstanding award, is a publicly traded security and has no less favorable terms than the outstanding award. A qualifying termination after a change in control includes any termination by the Company without cause, or by the NEO for good reason, or due to death or disability.

The following table describes the payments each NEO would have earned on December 31, 2019, subject to review and approval by the Compensation Committee, had their employment terminated on such date under various scenarios, including a Qualifying Separation of employment after a Change in Control of the Company. The market values are calculated using a share price of $12.83, the December 31, 2019 closing price of our stock.
Potential Payments upon Termination or Change in Control

Name (1)	Element	Voluntary Resignation / Retirement (if eligible) (5) ($)	Involuntary (not for Cause) ($)	Change in Control and Termination ($)	Death/ Disability ($)
Richard F. Dauch	Cash Severance (2)	—	1,681,200	7,487,399	—
	Annual Incentive Plan (3)	—		1,375,000	—
	Long-Term Incentives:				—
	Time-based Restricted Stock Units (4)	—		1,149,953	—
	Performance-based Restricted Stock Units (4)	—		2,334,739	—
					—

	Total	—	1,681,200	12,347,091	—

Vivid Sehgal	Cash Severance (2)	—	2,392,800	3,642,720	—
	Annual Incentive Plan (3)	—	—	476,160	—
	Long-Term Incentives:
	Time-based Restricted Stock Units (4)	—	63,211	456,673	63,211
	Performance-based Restricted Stock Units (4)	—	474,469	740,992	474,469

	Total		2,930,480	5,316,546	537,680

Michael J.P. Clarke	Cash Severance (2)	—	760,320	1,622,016	—
	Annual Incentive Plan (3)	—	—	304,128	—
	Long-Term Incentives:
	Time-based Restricted Stock Units (4)	—	34,228	167,304	34,228
	Performance-based Restricted Stock Units (4)	—	174,038	253,132	174,038

	Total	—	968,587	2,346,581	208,267

Kevin J. Quinlan	Cash Severance (2)	—	636,900	1,010,719	—
	Annual Incentive Plan (3)	—	—	242,280	—
	Long-Term Incentives:
	Time-based Restricted Stock Units (4)	—	41,389	174,139	41,389
	Performance-based Restricted Stock Units (4)	139,355	139,355	389,584	139,355

	Total	139,355	817,644	1,816,722	180,744

James D. Harrington	Cash Severance (2)	—	916,200	2,165,599	—
	Annual Incentive Plan (3)	—	—	472,000	—
	Long-Term Incentives:
	Time-based Restricted Stock Units (4)	—	37,947	341,977	37,947
	Performance-based Restricted Stock Units (4)	—	466,754	1,218,704	466,754

	Total	—	1,420,901	4,198,280	504,701

(1)
Messrs. Clarke and Sehgal are UK employees (paid in Pounds). Dollar amounts in this report have been converted from Pounds at a rate of 1.28 Dollars to one Pound. The exchange rates used were calculated by averaging the applicable exchange rate for each calendar month in 2019.

(2)
In the case of a qualifying termination, NEO’s are eligible to receive severance payments equal to 18 months of base salary in the case of two or more years of continuous service and 12 months of base salary for continuous service of less than 2 years.

(3)
In all scenarios except a voluntary termination or an involuntary termination for cause, the NEO would receive a prorated annual incentive award. If the NEO voluntarily terminates employment, he must have worked on the last business day of the year in order to receive his annual incentive award; if not, the award is forfeited in its entirety. For each NEO, annual incentive award payments are subject to performance assessment and will be paid after the conclusion of the performance period. Under a change in control, the payment of the annual incentive award would be at the greater of target or actual; target is reflected above.

(4)
In the event of a qualifying termination within two years after a change in control the NEOs’ awards will vest as described under “Long-Term Incentive Plan”. Also as described under “Long-Term Incentive Plan”, if at the time of a change in control the NEOs do not receive replacement awards, their awards will vest upon the change in control regardless of whether their employment is terminated. The performance-based RSUs included represent a 100% payout of each award.

(5)	As of December 31, 2019, none of our NEO’s were eligible to retire.

As required by Section 409A of the Internal Revenue Code, all NEOs who have elected to participate in the SRESP must wait six months to receive a payment under the plan by reason of termination of employment. Payments for departure on December 31, 2019 would be made within 60 days after July 1, 2020. All amounts are estimates only, and actual amounts will vary depending upon the facts and circumstances applicable at the time of the triggering event.
CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer. For 2019, the annual total compensation of our median employee was $19,015 and the annual total compensation of our CEO was $11,687,671 (which includes the one-time
stock option grant made to Mr. Dauch in January 2019). Based on this information, for 2019 our CEO’s annual total compensation was 615 times that of the median of the annual total compensation of all our employees. In making this calculation, we used the following methodology:
•	Total CEO compensation was determined using the amount shown in the “Total” column in the Summary Compensation Table included in this report. Please note that Mr. Dauch’s salary (only) was annualized for the CEO Pay Ratio calculation.

•	We determined that, as of October 31, 2019, our employee population consisted of approximately 19,000 full-time, part-time, and temporary global employees. To identify the median employee from our global employee population, we first determined each employee’s taxable wages as of October 31, 2019, as reflected in our payroll records and systems. We then identified our median employee from our global employee population based on this compensation measure. We did not make any cost of living adjustments in identifying the median employee. The median employee’s total compensation represents the amount of such employee’s compensation as of October 31, 2019 that would have been reported in the Summary Compensation Table in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
if the employee was a NEO for 2019.

Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, as well as differences in business models and workforce strategies, the estimated ratio reported above should not be used as a basis for comparison between companies.
This information is being provided for compliance purposes. Neither the Committee nor management of the Company used the pay ratio measure in making compensation decisions.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Security Ownership of Management

The following table sets forth, as of April 28, 2020, based on 86,349,731 Company shares outstanding as of that date, the beneficial ownership of Company shares (including rights to acquire shares within 60 days of April 28, 2020) by (i) each Company director, (ii) each Company named executive officer and (iii) all current directors and executive officers (including named executive officers) as a group. No shares have been pledged as security by any of the Company directors or executive officers named below. No individual director, named executive officer or directors and executive officers as a group beneficially owned more than one percent (1%) of Company shares.
The business address of each of the Company’s directors and named executive officers is 1 Angel Court, 10th Floor, London, EC2R 7HJ, United Kingdom.

Name	Ordinary Shares (#)		Percent of Class (%)
Directors (excludes executive officer directors)
Timothy M. Manganello (2)	56,002	(1)	*
Robin J. Adams	20,377		*
Joseph S. Cantie	37,406		*
Nelda J. Connors	14,347		*
Gary L. Cowger	25,298		*
David S. Haffner	13,544		*
Helmut Leube	17,353		*
Hari N. Nair	28,203		*
MaryAnn Wright	13,374		*
Named Executive Officers
Richard F. Dauch	218,369	(2)	*
Vivid Sehgal	14,120		*
James D. Harrington	17,381		*
Michael J.P. Clarke	13,733		*
Kevin Quinlan	7,028		*
All directors and executive officers as a group (14 individuals)	501,899		*

*	Less than 1%.

(1)	Includes 5,333 ordinary shares owned by the Timothy M. Manganello Living Trust.

(2)	Includes 201,215 ordinary shares that may be acquired upon exercise of currently exercisable stock options.

Security Ownership of Principal Shareholders

The following table sets forth the name, address (where required) and beneficial ownership of each person (including any “group” as defined in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of Company shares, based on filings made under Section 13 of the Exchange Act as of April
28, 2020 and based on 86,349,731 Company shares outstanding as of such date:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Investec Asset Entities (1) Woolgate Exchange 25 Basinghall Street London EC2V 5HA United Kingdom	11,394,229	13.2%
Invesco Ltd. (2) 1555 Peachtree Street NE, Suite 1800 Atlanta, GA 30309	9,728,856	11.3%
The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	7,889,640	9.1%
BlackRock, Inc. (4) 55 East 52 nd Street New York, NY 10055	5,688,550	6.6%

(1)
Represents Company shares beneficially owned by Investec Asset Management Limited and Investec Management (PTY) Limited and/or certain other non-reporting
entities. Investec Asset Management Limited and Investec Asset Management (PTY) Limited, in its capacity as discretionary investment adviser to its various clients, may be deemed to be the beneficial owner of 11,394,229 shares owned by such clients or for such clients’ benefit, Investec Asset Management Limited and Investec Asset Management (PTY) Limited, in its capacity as discretionary investment adviser, have the shared power to dispose, direct the disposition of, and vote the shares. No shares are held by Investec Asset Management Limited and Investec Asset Management (PTY) Limited for its own account. This information is based on a Schedule 13G filed with the SEC on November 18, 2019.

(2)
Represents Company shares beneficially owned by Invesco Ltd. and/or certain other non-reporting
entities, of which Invesco Ltd. has sole voting and dispositive power. This information is based on a Schedule 13G/A filed with the SEC on April 9, 2020.

(3)
Represents Company shares beneficially owned by The Vanguard Group and/or certain other non-reporting
entities, of which The Vanguard Group has sole power to vote or direct to vote 28,757 Company shares, shared power to vote or direct to vote 14,466 Company shares, sole power to dispose of or to direct the disposition of 7,858,126 Company shares and shared power to dispose or to direct the disposition of 31,514 Company shares. This information is based on a Schedule 13G/A filed with the SEC on February 12, 2020.

(4)
Represents Company shares beneficially owned by BlackRock, Inc. and/or certain other non-reporting
entities, of which BlackRock, Inc. has sole power to vote or direct to vote 5,611,399 Company shares and sole power to dispose or direct the disposition of 5,688,550 Company shares. This information is based on a Schedule 13G/A filed with the SEC on February 5, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Board has adopted a written Related Party Transaction Policy. Pursuant to this policy, the Company’s executive officers, directors and nominees for directors must promptly disclose any actual or potential material conflict of interest to our General Counsel, who will then assess and communicate the information to the Governance Committee for evaluation and appropriate resolution. The Governance Committee will generally not approve or ratify a related party transaction unless it has determined that, upon consideration of all relevant information, the related party transaction is in, or not inconsistent with, the best interests of the Company and its shareholders. If we become aware of an existing related party transaction that has not been pre-approved
under our Related Party Transaction Policy, the transaction will be referred to the Governance Committee, which will evaluate all options available, including ratification, revision or termination of such transaction.
Mr. Chris Gustanski, the brother of Ms. Mary Gustanski, who served as an executive officer of the Company during 2019, is employed by the Company but is not an executive officer of the Company. His compensation was established by the Company in accordance with its compensation practices applicable to employees with comparable qualifications and responsibilities and holding similar positions and without the involvement of Ms. Gustanski.
Except as identified above, no reportable related party transactions were identified during 2019.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES
The Audit Committee has adopted a policy for the
pre-approval
of services provided by the independent auditor. The policy requires that the Audit Committee pre-approve
all audit services, engagement fees and terms and all permitted non-audit
engagements, except as otherwise prohibited pursuant to the Securities Exchange Act of 1934, as amended. The Chair of the Audit Committee is authorized to grant such pre-approvals
in the event there is a need for such approvals prior to the next full Audit Committee meeting, provided all such pre-approvals
are then reported to the full Audit Committee at its next scheduled meeting. These services are actively monitored by the Committee to maintain the appropriate objectivity and independence in Ernst & Young LLP’s (“
EY
”) core work, which is the audit of the Company’s consolidated financial statements and internal controls.
The following table represents fees paid to EY for audit, audit-related, tax and other professional services.

($ in thousands)	2019	2018
Audit fees (1)	$5,100	$5,100
Audit-related fees (2)	700	300

Total audit and audit related fees	5,800	5,400
Tax fees (3)	1,300	1,300
All other fees (4)	—	—

Total fees	$7,100	$6,700

(1)
Audit Fees —
In 2019 and 2018, audit fees billed are related to EY’s audit of and certain accounting consultations in connection with the audit of the Company’s annual financial statements, including the audit of the Company’s internal control over financial reporting, timely interim reviews of the quarterly financial statements, statutory or other required audits, audit services performed in connection with registration statements and issuance of comfort letters and consents.

(2)
Audit-Related Fees —
Audit-related services consisted primarily of employee benefit plan audits, audit services not required by statute or regulation, agreed-upon procedures required to comply with financial accounting or regulatory reporting matters, and other attest services and, due diligence in connection with acquisitions and divestitures.

(3)	Tax Fees — Tax fees primarily represent fees for tax planning services and tax-related compliance.

(4)	All Other Fees — All other fees relate to advisory services at certain international locations.

PART IV
Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report

(1)	Financial Statements:

See Item 8, “Financial Statements and Supplementary Data.”
(2)	Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the Consolidated Financial Statements or Notes.
(3)	Exhibits

See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Description

2.1
Separation and Distribution Agreement dated November 15, 2017 between the Company and Delphi Automotive PLC (renamed Aptiv PLC) (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K, as filed on February 26, 2018, File. No. 001-38110)

2.2
Transaction Agreement, dated January 28, 2020, by and between Delphi Technologies PLC and BorgWarner Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed on January 29, 2020, File No. 001-38110)

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

**4.3	Description of Securities of the Company

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

**21.1	Subsidiaries of the Registrant

**23.1	Consent of Ernst & Young LLP

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

**32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Inline XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

**	Previously filed with our Annual Report on Form 10-K on February 13, 2020.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ James D. Harrington
By: James D. Harrington
Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Dated: April 29, 2020