Form 10-Q
period 2020-03-31
Delphi Technologies PLC
filed 2020-05-07
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of the registrant’s ordinary shares outstanding as of May 1, 2020, was 86,349,731.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions, except per share amounts)
Net sales	$945	$1,151
Operating expenses:
Cost of sales	824	983
Selling, general and administrative	95	104
Amortization	3	6
Restructuring (Note 7)	43	3
Total operating expenses	965	1,096
Operating (loss) income	(20)	55
Interest expense	(16)	(18)
Other income (expense), net (Note 17)	2	(12)
(Loss) income before income taxes and equity income	(34)	25
Income tax expense	(20)	(8)
(Loss) income before equity income	(54)	17
Equity income, net of tax	—	2
Net (loss) income	(54)	19
Net income attributable to noncontrolling interest	3	3
Net (loss) income attributable to Delphi Technologies	$(57)	$16

Net income per share attributable to Delphi Technologies:
Basic	$(0.66)	$0.18
Diluted	$(0.66)	$0.18

Weighted average ordinary shares outstanding:
Basic	86.17	88.45
Diluted	86.28	88.55
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
Net (loss) income	$(54)	$19
Other comprehensive (loss) income:
Currency translation adjustments	(46)	9
Net change in unrecognized gain on derivative instruments, net of tax (Note 15)	4	16
Employee benefit plans adjustment, net of tax	13	34
Other comprehensive (loss) income	(29)	59
Comprehensive (loss) income	(83)	78
Comprehensive income attributable to noncontrolling interests	1	4
Comprehensive (loss) income attributable to Delphi Technologies	$(84)	$74
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$611	$191
Accounts receivable, net	777	821
Inventories, net (Note 3)	450	447
Other current assets (Note 4)	160	189
Total current assets	1,998	1,648
Long-term assets:
Property, net	1,478	1,509
Investments in affiliates	41	42
Intangible assets, net	48	53
Goodwill	6	7
Deferred income taxes	260	269
Other long-term assets (Note 4)	233	219
Total long-term assets	2,066	2,099
Total assets	$4,064	$3,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$49	$40
Accounts payable	672	717
Accrued liabilities (Note 5)	475	466
Total current liabilities	1,196	1,223
Long-term liabilities:
Long-term debt (Note 8)	1,935	1,455
Pension and other postretirement benefit obligations (Note 9)	372	404
Other long-term liabilities (Note 5)	195	210
Total long-term liabilities	2,502	2,069
Total liabilities	3,698	3,292
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 86,281,713 and 86,071,640 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	411	409
Retained earnings	224	281
Accumulated other comprehensive loss (Note 14)	(403)	(376)
Total Delphi Technologies shareholders’ equity	233	315
Noncontrolling interest	133	140
Total shareholders’ equity	366	455
Total liabilities and shareholders’ equity	$4,064	$3,747
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(54)	$19
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53	47
Amortization	3	3
Amortization of deferred debt issuance costs	1	1
Impairment of assets	3	3
Restructuring expense, net of cash paid	10	(6)
Deferred income taxes	(1)	(3)
Pension and other postretirement benefit expenses	—	21
Income from equity method investments	—	(2)
Share-based compensation	4	4
Changes in operating assets and liabilities:
Accounts receivable, net	44	(36)
Inventories, net	(3)	(28)
Other assets	20	6
Accounts payable	(14)	(6)
Accrued and other long-term liabilities	(12)	1
Other, net	(13)	11
Pension contributions	(10)	(14)
Net cash provided by operating activities	31	21
Cash flows from investing activities:
Capital expenditures	(85)	(131)
Proceeds from sale of property	2	2
Dividends from equity method investment	1	—
Cost of technology investments	(1)	—
Settlement of undesignated derivatives	(1)	(2)
Net cash used in investing activities	(84)	(131)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(2)	—
Repayments under long-term debt agreements	(9)	(9)
Net borrowings under revolving credit facility	500	—
Dividend payments of consolidated affiliates to minority shareholders	(8)	(8)
Taxes withheld and paid on employees’ restricted share awards	(1)	(1)
Repurchase of ordinary shares	—	(14)
Fees associated with amendments to long-term debt agreements	(3)	—
Net cash provided by (used in) financing activities	477	(32)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(4)	—
Increase (decrease) in cash, cash equivalents and restricted cash	420	(142)
Cash, cash equivalents and restricted cash at beginning of the period	191	360
Cash, cash equivalents and restricted cash at end of the period	$611	$218
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2019	86	$1	$409	$281	$(376)	$315	$140	$455
Net (loss) income	—	—	—	(57)	—	(57)	3	(54)
Other comprehensive loss	—	—	—	—	(27)	(27)	(2)	(29)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(2)	—	—	(2)	—	(2)
Balance at March 31, 2020	86	$1	$411	$224	$(403)	$233	$133	$366

	Three Months Ended March 31, 2019
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2018	89	$1	$407	$296	$(412)	$292	$146	$438
Net income	—	—	—	16	—	16	3	19
Other comprehensive income	—	—	—	—	58	58	1	59
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2019	88	$1	$406	$301	$(354)	$354	$142	$496
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. GENERAL
On December 4, 2017, Delphi Technologies PLC (“Delphi Technologies,” “we,” “us,” “our” or the “Company”) became an independent publicly-traded company, formed under the laws of Jersey, as a result of the separation of the Powertrain Systems segment, which included the aftermarket operations, from Delphi Automotive PLC (the “Former Parent”). The separation was completed in the form of a pro-rata distribution to the Former Parent shareholders of record on November 22, 2017 of 100% of the outstanding ordinary shares of Delphi Technologies PLC (the “Separation”). Following the Separation, Delphi Automotive PLC changed its name to Aptiv PLC (“Aptiv”). Delphi Technologies’ ordinary shares began trading on the New York Stock Exchange under the ticker symbol “DLPH” on December 5, 2017.
BorgWarner Inc. Transaction
On January 28, 2020, we announced that we had entered into a definitive transaction agreement (the “Original Transaction Agreement”) under which BorgWarner Inc. (“BorgWarner”), a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, will acquire Delphi Technologies in an all-stock transaction pursuant to a scheme of arrangement (the “Scheme of Arrangement”) under Part 18A of the Companies (Jersey) Law 1991, as amended from time to time (the “Transaction”).
On March 30, 2020, we drew the full available amount under our Revolving Credit Facility (the “Revolver Draw”), resulting in a total of $500 million outstanding under the Revolving Credit Facility. We determined it was prudent and in the best interests of the Company and its shareholders to draw the full $500 million under the facility to protect the business and best position the Company to weather current market conditions and uncertainties caused by the novel coronavirus (“COVID-19”) pandemic.
Following the Revolver Draw, on March 30, 2020, BorgWarner notified the Company of its assertion that the Company materially breached the Original Transaction Agreement as a result of effecting the Revolver Draw without BorgWarner’s prior written consent and also asserted that, if such alleged breach was not cured within 30 days of the Revolver Draw (or April 29, 2020), BorgWarner would have the right to terminate the Original Transaction Agreement. We disputed BorgWarner’s breach assertion on the basis that, among other things, BorgWarner unreasonably withheld and conditioned its consent in material breach of the Original Transaction Agreement.
On May 6, 2020, we resolved our breach dispute with BorgWarner regarding our Revolver Draw by entering into an Amendment and Consent Agreement (the “Amendment” and, together with the Original Transaction Agreement, the “Transaction Agreement”), pursuant to which, among other things, BorgWarner consented to the Revolver Draw and certain other matters, subject to the terms and conditions contained in the Amendment. The Amendment also amends the Original Transaction Agreement to (a) reduce the exchange ratio at which each Delphi Technologies ordinary share will be exchanged from 0.4534 shares of BorgWarner common stock to 0.4307 shares of BorgWarner common stock, and (b) include the following additional conditions to BorgWarner’s obligations to close the Transaction: (i) Delphi Technologies’ net-debt-to-adjusted EBITDA ratio does not exceed (x) 6.5 to 1.0 if closing of the Transaction occurs on or before September 30, 2020, and (y) 7.5 to 1.0 if the closing of the Transaction occurs on or after October 1, 2020, and (ii) as of 11:59 p.m. (New York time) on the date immediately prior to the closing of the Transaction, Delphi Technologies’ outstanding revolver borrowings do not exceed $225 million and, net of cash balances, the revolver borrowings do not exceed $115 million. The Transaction is currently expected to close in the second half of 2020. However, there can be no assurance the conditions to closing will be satisfied or waived or that the Transaction will be completed within the expected time frame or at all. See Item 1A. Risk Factors for risks associated with this Transaction.
Nature of Operations
Delphi Technologies is a leader in the development, design and manufacture of integrated propulsion technologies that enable vehicles to drive cleaner, better and further, by optimizing engine performance, increasing vehicle efficiency, reducing emissions, improving driving performance, and supporting their electrification. The Company is a global supplier to original equipment manufacturers (“OEMs”) seeking to manufacture vehicles that meet and exceed increasingly stringent global regulatory requirements and satisfy consumer demands for an enhanced user experience. We provide advanced fuel injection systems, actuators, valvetrain products, sensors, electronic control modules and power electronics technologies. Additionally, the Company offers a full spectrum of aftermarket products serving a global customer base.
Our comprehensive portfolio of advanced technologies and solutions for all propulsion systems are sold to global OEMs of both light vehicles (passenger cars, trucks, vans and sport-utility vehicles) and commercial vehicles (light-duty, medium-duty and heavy-duty trucks, commercial vans, buses and off-highway vehicles). We also remanufacture and sell our products to leading aftermarket companies, including independent retailers and wholesale distributors. We supply a wide range of aftermarket products and services covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. We also add aftermarket know-how in category management, logistics, training, marketing and other dedicated services to provide a full range of aftermarket solutions throughout vehicles’ lifecycle.
Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. These financial statements include all adjustments, which consist of normal recurring items, necessary for a fair presentation. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Delphi Technologies’ Annual Report on Form 10-K for the year ended December 31, 2019.

2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes on the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except those described below.
Principles of consolidation—The consolidated financial statements as of and for the three months ended March 31, 2020 include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated.
Delphi Technologies held a $6 million investment in PolyCharge America Inc. (“PolyCharge”) as of December 31, 2019. PolyCharge is a privately-held company that does not have a readily determinable fair value and is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the three months ended March 31, 2020, Delphi Technologies recorded a $3 million impairment related to its investment in PolyCharge after assessing its ability to recover the carrying amount of the investment.
During the three months ended March 31, 2020, Delphi Technologies made a $1 million investment in Mobilion Ventures L.P. (“Mobilion”), a venture capital fund investing in smart mobility aftermarket companies, over which Delphi Technologies does not exert significant influence.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, restructuring, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. Events or changes in circumstances after March 31, 2020, including those resulting from the impacts of the COVID-19 pandemic, will be included in future periods.
Recently adopted accounting pronouncements—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. The Company adopted this ASU on January 1, 2020. This guidance is applicable to the Company’s accounts receivable allowance for doubtful accounts, reimbursable engineering costs, notes receivable and cash equivalents. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies how an entity is required to test goodwill for impairment by eliminating step two from the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The Company adopted this ASU on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance amends ASC 820 to add, remove and clarify certain disclosure requirements related to fair value measures. The Company adopted this ASU on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted—In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance amends ASC 715 to add, remove and clarify certain disclosure requirements related to defined benefit pension and other postretirement plans. The new guidance is effective for fiscal years ending after December 31, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients and exceptions for applying US GAAP on contract modifications and hedge accounting affected by reference rate reform if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The new guidance is effective March 12, 2020 and can be applied through December 31, 2022. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES, NET
A summary of inventories is shown below:

	March 31, 2020	December 31, 2019

	(in millions)
Productive material	$211	$210
Work-in-process	44	40
Finished goods	195	197
Total	$450	$447

4. ASSETS
Other current assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Value added tax receivable	$86	$107
Prepaid insurance and other expenses	24	21
Reimbursable engineering costs	19	19
Income and other taxes receivable	9	13
Notes receivable	7	12
Return assets (Note 11)	7	7
Derivative financial instruments (Note 15)	1	8
Other	7	2
Total	$160	$189

Other long-term assets consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Operating lease assets	$101	$107
Income and other taxes receivable	32	28
Derivative financial instruments (Note 15)	29	13
Investment in Tula Technology, Inc.	21	21
Value added tax receivable	4	7
Investment in PolyCharge	3	6
Debt issuance costs	3	2
Reimbursable engineering costs	3	1
Other	37	34
Total	$233	$219

5. LIABILITIES
Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Restructuring (Note 7)	$89	$73
Warranty obligations (Note 6)	60	63
Income and other taxes payable	56	71
Deferred reimbursable engineering	47	45
Payroll-related obligations	37	48
Accrued rebates	23	26
Operating lease liabilities	22	22
Accrued interest	18	10
Freight	14	13
Employee benefits	13	5
Outside services	12	11
Accrued customer returns	11	7
Customer deposits	5	6
Dividends to minority shareholders	—	5
Other	68	61
Total	$475	$466

Other long-term liabilities consisted of the following:

	March 31, 2020	December 31, 2019

	(in millions)
Operating lease liabilities	$86	$93
Accrued income taxes	43	45
Warranty obligations (Note 6)	24	23
Restructuring (Note 7)	15	23
Deferred income taxes	14	15
Environmental	2	1
Derivative financial instruments (Note 15)	2	—
Other	9	10
Total	$195	$210

6. WARRANTY OBLIGATIONS
Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of March 31, 2020. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of March 31, 2020 to be up to approximately $20 million.

The table below summarizes the activity in the product warranty liability for the three months ended March 31, 2020:

Warranty Obligations

(in millions)
Accrual balance at December 31, 2019	$86
Provision for estimated warranties incurred during the period	7
Changes in estimate for pre-existing warranties	5
Settlements made during the period (in cash or in kind)	(12)
Foreign currency translation and other	(2)
Accrual balance at March 31, 2020	$84

7. RESTRUCTURING
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
On October 31, 2019, the Company announced a restructuring plan to reshape and realign the Company’s global technical center footprint and reduce salaried and contract staff, with expected charges of up to $200 million. Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. The Company recorded pre-tax restructuring charges of $41 million during the three months ended March 31, 2020 related to this plan (approximately $100 million of charges recorded to date). The Company expects to record additional pre-tax restructuring charges of approximately $50 million up to $100 million, across the organization. Nearly all of the restructuring charges will be cash expenditures.
In addition, as part of the Company’s continued efforts to optimize its cost structure, it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $3 million during the three months ended March 31, 2019.
Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $33 million and $9 million in the three months ended March 31, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the three months ended March 31, 2020 and 2019 by operating segment:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Fuel Injection Systems	$32	$3
Powertrain Products	8	—
Electrification & Electronics	1	—
Aftermarket	—	—
Corporate	2	—
Total	$43	$3

The table below summarizes the activity in the restructuring liability for the three months ended March 31, 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at December 31, 2019	$95	$1	$96
Provision for estimated expenses during the period	43	—	43
Payments made during the period	(33)	—	(33)
Foreign currency and other	(2)	—	(2)
Accrual balance at March 31, 2020	$103	$1	$104

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
	(in millions)
Term Loan A Facility (net of $3 and $3 unamortized issuance costs)	$682	$691
Senior Notes at 5.00% (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	788	788
Revolving Credit Facility	500	—
Finance lease liabilities and other	14	16
Total debt	1,984	1,495
Less: current portion	(49)	(40)
Long-term debt	$1,935	$1,455

Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities, which became effective in conjunction with the Separation. The Credit Agreement consists of a senior secured five-year $750 million term loan facility due December 2022 (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of March 31, 2020, there was $500 million drawn on the Revolving Credit Facility.
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

	March 31, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	1.525%	0.525%	1.450%	0.450%
Term Loan A Facility	1.875%	0.875%	1.750%	0.750%

The Credit Agreement was amended on February 10, 2020. Pursuant to the amendment, the applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 1.50% and 2.25% per annum (for LIBOR loans) and between 0.50% and 1.25% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Pursuant to the amendment, the applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.30% and 1.75% per annum (for LIBOR loans) and between 0.30% and 0.75% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings.
In light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic, the Credit Agreement was further amended on May 4, 2020. Pursuant to the second amendment, the applicable interest rate margins for the Term Loan A Facility will increase or decrease from time to time between 2.00% and 2.75% per annum (for LIBOR loans) and between 1.00% and 1.75% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings. Pursuant to the second amendment, the applicable interest rate margins for the Revolving Credit Facility will increase or decrease from time to time between 1.80% and 2.25% per annum (for LIBOR loans) and between 0.80% and 1.25% per annum (for ABR loans), in each case based upon changes to our corporate credit ratings.
Accordingly, the Applicable Rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR or future changes in our corporate credit ratings.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to designate subsidiaries as unrestricted, to make certain investments, to prepay certain indebtedness and to pay dividends, or to make other distributions or redemptions/repurchases, with respect to our and our subsidiaries’ equity interests. In addition, the Credit Agreement requires that we maintain a consolidated net leverage ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement (the “Original Ratio”). The Credit Agreement also contains events of default customary for financings of this type, including certain customary change of control events. Pursuant to the Credit Agreement amendment on February 10, 2020, for any fiscal quarter ending on or prior to September 30, 2019 or after December 31, 2020, the Company must maintain a consolidated net leverage ratio of not greater than 3.5 to 1.0 and for any fiscal quarter ending on or after December 31, 2019 and on or prior to December 31, 2020 a consolidated net leverage ratio of not greater than 4.0 to 1.0.
Pursuant to the second Credit Agreement amendment on May 4, 2020, the net leverage ratio definition was amended to be Consolidated Secured Indebtedness to Consolidated Adjusted EBITDA, each as defined in the Credit Agreement (the “Revised Ratio”). For any fiscal quarter ending on or prior to March 31, 2020, the Company must maintain the Revised Ratio of not greater than 4.25 to 1.0 stepping down by 0.5x every quarter starting the quarter ended June 30, 2021, and reverting back to the Original Ratio starting the quarter ended March 31, 2022 to be maintained at a level no greater than 4.0 to 1.0.
The Company was in compliance with the Credit Agreement covenants as of March 31, 2020.
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”).
The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of March 31, 2020.
Other Financing
Receivable factoring—The Company is party to a €225 million accounts receivable factoring facility for certain subsidiaries in Europe. As a result of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic, this facility is currently suspended pending negotiation of new terms acceptable to both parties. The facility would be accounted for as short-term debt and borrowings would be subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The current applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. There were no amounts outstanding on the European accounts receivable factoring facility as of March 31, 2020 and December 31, 2019.
The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2020 and March 31, 2019, $31 million and

$31 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million were recognized within interest expense, respectively.
In addition, during the three months ended March 31, 2019, one of the Company’s European subsidiaries factored, without recourse, $21 million of receivables related to certain foreign research credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized this amount from other long-term assets in the consolidated balance sheet as a result of these transactions. During the three months ended March 31, 2019, less than $1 million of expenses were recognized within interest expense related to these transactions.
Finance leases—There were approximately $13 million and $14 million of finance lease obligations outstanding as of March 31, 2020 and December 31, 2019, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $7 million and $8 million, for the three months ended March 31, 2020 and 2019, respectively.

9. PENSION BENEFITS
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
Effective March 31, 2019, the Company froze future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the three months ended March 31, 2019, related to curtailing the defined benefit pension plans in the U.K. For the three months ended March 31, 2020 and 2019, the Company also recognized a charge of $2 million and $7 million, respectively, related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension (income) expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Service cost	$2	$7
Interest cost	7	9
Expected return on plan assets	(11)	(14)
Curtailment loss	—	15
Amortization of actuarial losses	2	4
Net periodic benefit cost	$—	$21

Other postretirement benefit obligations were $1 million and $1 million at March 31, 2020 and December 31, 2019, respectively.

10. COMMITMENTS AND CONTINGENCIES
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
We estimate our reasonably possible loss in excess of the amounts accrued for ordinary business claims to be up to $10 million.
Transaction with BorgWarner
Shareholder Litigation
Since the January 28, 2020 announcement that the Company had entered into a definitive transaction agreement with BorgWarner Inc., five complaints have been filed by alleged Company shareholders captioned: Sherman v. Delphi Technologies PLC, et al., Case No. 1:20-cv-00385-UNA (filed in the U.S. District Court for the District of Delaware) (the “Sherman Complaint”); Costa v. Delphi Technologies PLC, et al., Case No. 1:20-cv-02363-PAC, Catalano v. Delphi Technologies, PLC, et al., Case No. 1:20-cv-02520-UA, and Schlageter v. Delphi Technologies PLC, et al., Case No. 1:20-cv-02527-UA (each filed in the U.S. District Court for the Southern District of New York); and Heinowski v. Delphi Technologies PLC, et al., Case No. 2:20-cv-10834-LVP-APP (filed in the U.S. District Court for the Eastern District of Michigan). The complaint in each case names as defendants the Company and the members of the board of directors of the Company and alleges, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by omitting supposedly material information from the preliminary proxy statement filed by the Company on March 11, 2020, rendering it false and/or misleading. In addition, the Sherman Complaint names BorgWarner as a defendant with respect to its claim under Section 20(a) and, unlike the other complaints, is a putative class action. The plaintiffs in the actions each seek, among other relief, an injunction against proceeding with the shareholder vote on the proposed transaction or consummating the proposed transaction absent corrective disclosures, damages and attorneys’ and expert fees. The Company believes the allegations made in the complaints to be without merit.

11. REVENUE
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
Nature of Goods
The majority of our revenue is recorded at a point in time as defined by ASC Topic 606, Revenue from Contacts with Customers (“ASC 606”) as the customers obtain control of the product upon title transfer and not as the product is manufactured or developed. For certain customers, based on specific terms and conditions pertaining to termination for convenience, Delphi Technologies concluded that it had an enforceable right to payment for performance completed to date and the products have no alternative use to the Company, which requires the recognition of revenue over time as defined by ASC 606. The impact on both revenue and operating income from recognizing revenue over time instead of point in time is not significant.
The amount of revenue recognized for these products is based on the purchase order price and adjusted for revenue allocated to variable consideration (i.e. estimated rebates and price discounts), as applicable. Our payment terms are based on customary business practices and vary by customer type and products offered. The term between invoicing and when payment is due is not significant.
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended March 31,
	2020	2019
	(in millions)
North America	$260	$338
Europe	418	542
Asia Pacific	242	236
South America	25	35
Total	$945	$1,151

The Fuel Injection Systems, Powertrain Products and Electrification & Electronics segments primarily serve OEMs along with certain Tier 1 suppliers (one that supplies vehicle components directly to manufacturers) and the Aftermarket segment serves sales channels to independent aftermarket customers and original equipment service customers.

In the following table, net sales is disaggregated by customer and sales channels:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Sales to OEMs and Tier 1 customers:
Fuel Injection Systems	$358	$419
Powertrain Products	241	302
Electronics & Electrification products	172	237
Total sales to OEMs and Tier 1 customers	771	958

Sales to independent aftermarket customers	121	141
Sales to original equipment service customers	53	52
Total sales to aftermarket customers	174	193
Total	$945	$1,151

Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of March 31, 2020 and December 31, 2019 the recognition of revenue over time resulted in approximately $2 million and $2 million of unbilled accounts receivable, respectively, which are included in accounts receivable, net. There were no other contract assets or liabilities as of March 31, 2020 and December 31, 2019 as defined by ASC 606.
Return Assets
The Aftermarket segment provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of March 31, 2020 and December 31, 2019, the Company had return assets of $7 million and $7 million, respectively, included in other current assets.
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

12. INCOME TAXES
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
The Company’s income tax expense and effective tax rate for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019

	(dollars in millions)
Income tax expense	$20	$8
Effective tax rate	(59)%	32%

The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the three months ended March 31, 2020 was impacted by unfavorable changes in geographic income mix in 2020 as compared to 2019 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. Primarily driven by the expected impact of the COVID-19 pandemic, the Company has recognized a significantly higher proportion of any such expected geographic full-year 2020 taxable income in the first quarter of 2020 as compared to the first quarter of 2019. The Company’s effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefit of $1 million. The effective tax rate for the three months ended March 31, 2019 was impacted by favorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three months ended March 31, 2019 includes net discrete tax benefit of $1 million.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $10 million and $12 million for the three months ended March 31, 2020 and 2019, respectively.

13. SHAREHOLDERS’ EQUITY AND NET INCOME PER SHARE
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to Delphi Technologies by the weighted average number of ordinary shares outstanding during the period. Diluted net income per share reflects the weighted average dilutive impact of all potentially dilutive securities from the date of issuance and is computed using the treasury stock method by dividing net income attributable to Delphi Technologies by the diluted weighted average number of ordinary shares outstanding. For all periods presented the calculation of net income per share contemplates the dilutive impacts, if any, of the Company’s share-based compensation plans. Refer to Note 18. Share-Based Compensation for additional information.
Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended March 31,
	2020	2019

	(in millions, except per share data)
Numerator:
Net (loss) income attributable to Delphi Technologies	$(57)	$16
Denominator:
Weighted average ordinary shares outstanding, basic	86.17	88.45
Dilutive shares related to restricted stock units (“RSUs”)	0.11	0.10
Weighted average ordinary shares outstanding, including dilutive shares	86.28	88.55

Net income per share attributable to Delphi Technologies:
Basic	$(0.66)	$0.18
Diluted	$(0.66)	$0.18
Anti-dilutive securities share impact	—	—

Share Repurchases
In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend and approved a new $200 million share repurchase program, which replaced the previous repurchase authorization from July 2018. Repurchases under this program could be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program.
A summary of the ordinary shares repurchased during the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Total number of shares repurchased	737,917
Average price paid per share	$20.33
Total (in millions)	$15

All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three months ended March 31, 2020 and 2019 are shown below.

	Three Months Ended March 31,
	2020	2019

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(175)	$(165)
Aggregate adjustment for the period (1)	(44)	8
Balance at end of period	(219)	(157)

Gains (losses) on derivatives:
Balance at beginning of period	20	(2)
Other comprehensive income before reclassifications (net tax effect of $0 and $0)	6	18
Reclassification to income (net tax effect of $0 and $0)	(2)	(2)
Balance at end of period	24	14

Pension and postretirement plans:
Balance at beginning of period	(221)	(245)
Other comprehensive income before reclassifications (net tax effect of $3 and $2)	11	19
Reclassification to income (net tax effect $0 and $4)	2	15
Balance at end of period	(208)	(211)

Accumulated other comprehensive loss, end of period	$(403)	$(354)

(1)
Includes a gain of $2 million and a loss of $3 million, for the three months ended March 31, 2020 and 2019, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also included are gains of $3 million and $4 million, for the three months ended March 31, 2020 and 2019, respectively, related to non-derivative net investment hedges. Refer to Note 15. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three months ended March 31, 2020 and 2019 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31,		Affected Line Item in the Statement of Operations
	2020	2019

	(in millions)
Pension and postretirement plans:
Actuarial losses	$(2)	$(4)	Other income (expense), net (1)
Curtailment	—	(15)	Other income (expense), net (1)
	(2)	(19)	Income before income taxes
	—	4	Income tax expense
	(2)	(15)	Net income
	—	—	Net income attributable to noncontrolling interest
	$(2)	$(15)	Net income attributable to Delphi Technologies

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

Refer to Note. 15 Derivatives and Hedging Activities for additional reclassifications from accumulated other comprehensive income (loss) to income.

15. DERIVATIVES AND HEDGING ACTIVITIES
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

As of March 31, 2020, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan	653	RMB	$90
Euro	37	EUR	40
Mexican Peso	1,046	MXN	40
Polish Zloty	169	PLN	40
British Pound	21	GBP	30
Singapore Dollar	36	SGD	30
Turkish Lira	62	TRY	10

As of March 31, 2020, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of March 31, 2020 were approximately $27 million (approximately $27 million, net of tax). Of this total, approximately $12 million of losses are expected to be included in cost of sales and interest expense within the next 12 months and $15 million of losses are expected to be included in cost of sales and interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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

Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of derivative instruments recorded in the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location*	March 31, 2020	December 31, 2019	Balance Sheet Location*	March 31, 2020	December 31, 2019

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives*	Other current assets	$3	$6	Other current assets	$2	$—
Foreign currency derivatives*	Other long-term assets	1	2	Other long-term assets	1	—
Foreign currency derivatives*	Accrued liabilities	2	—	Accrued liabilities	5	—
Foreign currency derivatives*	Other long-term liabilities	—	—	Other long-term liabilities	2	—
Interest rate swaps*	Other long-term assets	—	—	Other long-term assets	22	11

Designated as net investment hedges:
Cross-currency swaps*	Other long-term assets	51	22	Other long-term assets	—	—
Total designated as hedges		$57	$30		$32	$11

Derivatives not designated as hedges:
Foreign currency derivatives*	Other current assets	$1	$3	Other current assets	$1	$1
Foreign currency derivatives*	Accrued liabilities	1	—	Accrued liabilities	—	—
Total not designated as hedges		$2	$3		$1	$1
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of March 31, 2020 and a net asset position as of December 31, 2019.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2020 and 2019 is as follows:

Three Months Ended March 31, 2020	Gain (Loss) Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$(12)	$3
Interest rate swaps	(11)	(1)
Derivatives designated as net investment hedges:
Cross-currency swaps	29	—
Total	$6	$2

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(1)
Total		$(1)

Three Months Ended March 31, 2019	Gain Recognized in OCI	Gain Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$2	$2
Derivatives designated as net investment hedges:
Cross-currency swaps	16	—
Total	$18	$2

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(2)
Total		$(2)
The gain or loss recognized into income for designated and not designated derivative instruments were recorded to other income, net, interest expense and cost of sales in the consolidated statements of operations for the periods presented above.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
As of March 31, 2020 Delphi Technologies was in a net derivative asset position of $26 million. As of December 31, 2019 Delphi Technologies was in a net derivative asset position of $21 million. No significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 15. Derivatives and Hedging Activities for further information regarding derivatives.
As of March 31, 2020 and December 31, 2019 Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2020:
Foreign currency derivatives*	$1	$—	$1	$—
Interest rate swaps*	(22)	—	(22)	—
Cross-currency swaps*	51	—	51	—
Total	$30	$—	$30	$—
As of December 31, 2019:
Foreign currency derivatives*	$10	$—	$10	$—
Interest rate swaps*	(11)	—	(11)	—
Cross-currency swaps*	22	—	22	—
Total	$21	$—	$21	$—
As of March 31, 2020 Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis (as of December 31, 2019 Delphi Technologies did not have any derivative liabilities):

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of March 31, 2020:
Foreign currency derivatives*	$(4)	$—	$(4)	$—
Total	$(4)	$—	$(4)	$—

* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.

Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of finance lease liabilities, the Senior Notes, the Term Loan A Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of March 31, 2020 and December 31, 2019, total debt was recorded at $1,984 million and $1,495 million, respectively, and had estimated fair values of $1,643 million and $1,438 million, respectively. For all other financial instruments recorded at March 31, 2020 and December 31, 2019, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three months ended March 31, 2020 and 2019, Delphi Technologies recorded non-cash asset impairment charges totaling $3 million and $3 million, respectively, within other income (expense), net and amortization related to declines in the fair value for certain equity investments and intangible assets, respectively. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

17. OTHER INCOME (EXPENSE), NET
Other income (expense), net included:

	Three Months Ended March 31,
	2020	2019

	(in millions)
Interest income	$2	$2
Components of net periodic benefit cost other than service cost (Note 9)	2	(14)
Impairment of investment in PolyCharge	(3)	—
Other, net	1	—
Other income (expense), net	$2	$(12)

18. SHARE-BASED COMPENSATION
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

On April 25, 2019, Delphi Technologies granted 70,924 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The RSUs vested on April 22, 2020, and 68,018 ordinary shares were issued to members of the Board of Directors at a fair value of less than $1 million.

On April 23, 2020, Delphi Technologies granted 197,902 RSUs to the Board of Directors at a grant date fair value of approximately $2 million. The grant date fair value was determined based on the closing price of the Company’s ordinary shares on April 23, 2020. The RSUs will vest on April 21, 2021.

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
The details of the executive grant are as follows:

Grant Date	RSUs Granted	Grant Date Fair Value	Time-Based Award Vesting Dates	Performance-Based Award Vesting Date
	(in millions)
February 2020	1.4	$23	Annually on the anniversary grant date, 2021-2023	December 31, 2022
February 2019	1.0	$27	Annually on the anniversary grant date, 2020-2022	December 31, 2021
February 2018	0.3	$16	Annually on the anniversary grant date, 2019-2021	December 31, 2020

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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, January 1, 2020	1,608	$26.48
Granted	1,374	16.89
Vested	(272)	28.39
Forfeited	(99)	29.93
Nonvested, March 31, 2020	2,611	21.10

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
Share-based compensation expense recorded within the consolidated statement of operations was $4 million ($4 million, net of tax) and $4 million ($4 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three months ended March 31, 2020 and 2019, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of March 31, 2020, unrecognized compensation expense on a pretax basis of approximately $34 million is anticipated to be recognized over a weighted average period of approximately 2 years.

19. SEGMENT REPORTING
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

•
Powertrain Products. This segment includes an array of highly-engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrain, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

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
Generally, Delphi Technologies evaluates segment performance based on stand-alone segment net income before interest expense, other income (expense), net, income tax expense, equity income, net of tax, restructuring, separation and transformation costs, asset impairments, pension charges and Transaction related costs (“Adjusted Operating Income”) and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Delphi Technologies’ management utilizes Adjusted Operating Income as the key performance measure of segment income or loss to evaluate segment performance, and for planning and forecasting purposes to allocate resources to the segments, as management believes this measure is most reflective of the operational profitability or loss of Delphi Technologies’ operating segments. Consolidated Adjusted Operating Income should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income attributable to Delphi Technologies, which is the most directly comparable financial measure to Adjusted Operating Income that is prepared in accordance with U.S. GAAP. Adjusted Operating Income, as determined and measured by Delphi Technologies, should also not be compared to similarly titled measures reported by other companies.

Included below are sales and operating data for the Company’s segments for the three months ended March 31, 2020 and 2019.

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Net sales	$393	$261	$178	$174	$(61)	$945
Depreciation & amortization	$30	$11	$13	$1	$1	$56
Adjusted operating income	$18	$35	$1	$15	$(29)	$40
Operating income	$(16)	$27	$(2)	$15	$(44)	$(20)
Equity income	$—	$—	$—	$—	$—	$—
Net income attributable to noncontrolling interest	$1	$2	$—	$—	$—	$3

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Net sales	$454	$327	$243	$193	$(66)	$1,151
Depreciation & amortization	$28	$14	$10	$1	$—	$53
Adjusted operating income	$23	$61	$17	$15	$(29)	$87
Operating income	$13	$57	$13	$14	$(42)	$55
Equity income	$2	$—	$—	$—	$—	$2
Net income attributable to noncontrolling interest	$—	$3	$—	$—	$—	$3

(1)
Corporate Costs and Other includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology. This column also includes the elimination of inter-segment transactions

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation and transformation costs, asset impairments, pension charges and Transaction related costs. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and three months ended March 31, 2020 and 2019 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$18	$35	$1	$15	$(29)	$40
Restructuring	(32)	(8)	(1)	—	(2)	(43)
Separation and transformation costs (2)	—	—	(2)	—	(1)	(3)
Transaction related costs (3)	—	—	—	—	(12)	(12)
Pension charges (4)	(2)	—	—	—	—	(2)
Operating (loss) income	$(16)	$27	$(2)	$15	$(44)	(20)
Interest expense						(16)
Other income, net						2
Loss before income taxes and equity income						(34)
Income tax expense						(20)
Equity income, net of tax						—
Net loss						(54)
Net income attributable to noncontrolling interest						3
Net loss attributable to Delphi Technologies						$(57)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$23	$61	$17	$15	$(29)	$87
Restructuring	(3)	—	—	—	—	(3)
Separation and transformation costs (2)	—	(1)	(4)	—	(13)	(18)
Asset impairments	—	(3)	—	—	—	(3)
Pension charges (4)	(7)	—	—	(1)	—	(8)
Operating income	$13	$57	$13	$14	$(42)	55
Interest expense						(18)
Other expense, net						(12)
Income before income taxes and equity income						25
Income tax expense						(8)
Equity income, net of tax						2
Net income						19
Net income attributable to noncontrolling interest						3
Net income attributable to Delphi Technologies						$16

(1)
Corporate costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.

(2)
Separation and transformation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.

(3)	Transaction related costs include charges for due diligence, integration planning and other expenses related to the Transaction with BorgWarner.

(4)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

20. SUBSEQUENT EVENTS
On May 6, 2020, we resolved our breach dispute with BorgWarner by entering into the Amendment, pursuant to which, among other things, BorgWarner consented to the Revolver Draw and certain other matters, subject to the terms and conditions contained in the Amendment. The Amendment also amends the Original Transaction Agreement to (a) reduce the exchange ratio at which each Delphi Technologies ordinary share will be exchanged from 0.4534 shares of BorgWarner common stock to 0.4307 shares of BorgWarner common stock and (b) include certain additional conditions to BorgWarner’s obligations to close the Transaction requiring that Delphi Technologies’ net-debt-to-adjusted EBITDA ratio and revolving borrowings not exceed certain stated limits. The Transaction is currently expected to close in the second half of 2020. See Note 1. General for additional information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our public communications and U.S. Securities and Exchange Commission filings may contain forward-looking statements. Forward-looking statements often address our current views with respect to our expected future business and financial performance and financial conditions. Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties , changes in circumstances and other factors that are difficult to predict and, which may cause actual results to differ materially and adversely from these forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” “outlook” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•
the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains;

•	uncertainties around the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our financial condition and results of operations;

•	our ability to successfully and cost-effectively restructure our global technical center footprint and reduce salaried and contract staff with minimal disruption to our business;

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

•
further downgrades of our current short- and long-term credit ratings or rating outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;

•	the possibility that the proposed Transaction will not be completed;

•	the cost and outcome of any claims, legal proceedings or investigations, including any potential litigation associated with the proposed Transaction;

•	the failure or breach of information technology systems; and

•	severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands.
Additional factors are discussed in Part II. Other Information, Item 1A. Risk Factors and under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and three months ended March 31, 2020. This discussion should be read in conjunction with Item 1. Financial Statements.
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
As part of the Separation, we entered into a number of agreements with the Former Parent to govern the Separation and our continuing relationship with the Former Parent. These agreements provided for the allocation between Delphi Technologies’ and the Former Parent’s assets, employees, liabilities and obligations attributable to periods prior to, at and after the Separation and govern certain continuing relationships between Delphi Technologies and the Former Parent. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for descriptions of the Separation and Distribution Agreement, Transition Services Agreement, Contract Manufacturing Services Agreements, and Tax Matters Agreement that were entered into in connection with the Separation.
BorgWarner Inc. Transaction
On January 28, 2020, we announced that we had entered into the Original Transaction Agreement under which BorgWarner will acquire us in an all-stock transaction pursuant to the Scheme of Arrangement. On March 30, 2020, we drew the full available amount under our Revolving Credit Facility (the “Revolver Draw”), resulting in a total of $500 million outstanding under the Revolving Credit Facility. We determined it was prudent and in the best interests of the Company and our shareholders to draw the full $500 million under the facility to protect the business and best position the Company to weather current market conditions and uncertainties caused by the COVID-19 pandemic.
Following the Revolver Draw, on March 30, 2020, BorgWarner notified the Company of its assertion that the Company materially breached the Original Transaction Agreement as a result of effecting the Revolver Draw without BorgWarner’s prior written consent and also asserted that, if such alleged breach was not cured within 30 days of the Revolver Draw (or April 29, 2020), BorgWarner would have the right to terminate the Original Transaction Agreement. We disputed BorgWarner’s breach assertion on the basis that, among other things, BorgWarner unreasonably withheld and conditioned its consent in material breach of the Original Transaction Agreement.
On May 6, 2020, we resolved our breach dispute with BorgWarner regarding our Revolver Draw by entering into an Amendment and Consent Agreement (the “Amendment” and, together with the Original Transaction Agreement, the “Transaction Agreement”), pursuant to which, among other things, BorgWarner consented to the Revolver Draw and certain other matters, subject to the terms and conditions contained in the Amendment. The Amendment also amends the Original Transaction Agreement to (a) reduce the exchange ratio at which each Delphi Technologies ordinary share will be exchanged from 0.4534 shares of BorgWarner common stock to 0.4307 shares of BorgWarner common stock, and (b) include the following additional conditions to BorgWarner’s obligations to close the Transaction: (i) Delphi Technologies’ net-debt-to-adjusted EBITDA ratio does not exceed (x) 6.5 to 1.0 if closing of the Transaction occurs on or before September 30, 2020, and (y) 7.5 to 1.0 if the closing of the Transaction occurs on or after October 1, 2020 , and (ii) as of 11:59 p.m. (New York time) on the date immediately prior to the closing of the Transaction, Delphi Technologies’ outstanding revolver borrowings do not exceed $225 million and, net of cash balances, the revolver borrowings do not exceed $115 million. The Transaction is currently expected to close in the second half of 2020. However, there can be no assurance the conditions to closing will be satisfied or waived or that the Transaction will be completed within the expected time frame or at all. See Item 1A. Risk Factors for risks associated with this Transaction.

Executive Overview
Our Business
Delphi Technologies is a global provider of propulsion technologies that make vehicles drive cleaner, better and further. We offer pioneering solutions for internal combustion engine, hybrid and electric passenger cars and commercial vehicles. We build on our original equipment expertise to provide leading service solutions for the aftermarket.
On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) outbreak a global pandemic. COVID-19 has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and work restrictions, including temporary closures of the manufacturing facilities of some of our largest OEM customers, and has significantly disrupted global financial markets and automotive production. In response to this global pandemic, the Company has taken measures to protect the health and safety of our employees and conserve cash. We have temporarily closed facilities and implemented work-from-home policies where possible for office-based employees. We have also effected temporary layoffs, moved employees to part-time schedules and implemented pay reductions throughout the organization. We have crisis management teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary. The outbreak has begun impacting the Company’s results of operations and cash flows. Demand for commercial and passenger vehicle production is being significantly impacted by the disruption of global manufacturing, supply chains, and consumer spending. As this is a developing situation, it is difficult to determine the future impacts of the pandemic. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, will be determined by the length of time that the pandemic continues, its effect on the demand for vehicle production, as well as the effect of governmental regulations imposed in response to the pandemic.
As the impact of the COVID-19 pandemic on the economy and the Company’s operations evolves, we continue to evaluate and take actions to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization, re-prioritizing our capital expenditures, executing disciplined inventory management and collecting past due receivables. We also determined it was prudent and in the best interests of the Company and its shareholders to draw down on the full amount of our $500 million Revolving Credit Facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. While significant uncertainty exists as to the full impact of the COVID-19 pandemic, we believe that we have sufficient liquidity to satisfy our cash needs for the foreseeable future. In the event of a sustained market deterioration, however, the Company may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.
Our total net sales during the three months ended March 31, 2020 were $945 million, a decrease of 18% compared to the same period of 2019. Volumes declined primarily due to lower global production and the closure of customer production sites related to COVID-19, as well as the continuing decline in passenger car diesel fuel injection systems in Europe.
Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Overall global vehicle production decreased by 24% for the three months ended March 31, 2020 and is expected to decline 21% from 2019 levels for the full year 2020. Compared to 2019, vehicle production in 2020 is expected to decrease 16% in China, 24% in Europe, 25% in North America and 28% in South America.
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
There have also been periods of increased market volatility and currency exchange rate fluctuations. For instance, the British government has formally initiated the process for withdrawal of the United Kingdom (“U.K.”) from the European Union

(“E.U.”). The withdrawal, which is subject to a transition period due to end on December 31, 2020, has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of these developments and will seek to minimize their impact on our business. For the three months ended March 31, 2020, approximately 15% of our net sales were generated in the U.K., and approximately 15% were denominated in British pounds.
For further detail on the Company’s business strategy and trends, uncertainties and opportunities, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
The results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$945		$1,151		$(206)
Cost of sales	824		983		159
Gross margin	121	12.8%	168	14.6%	(47)
Selling, general and administrative	95		104		9
Amortization	3		6		3
Restructuring	43		3		(40)
Operating (loss) income	(20)		55		(75)
Interest expense	(16)		(18)		2
Other income (expense), net	2		(12)		14
(Loss) income before income taxes and equity income	(34)		25		(59)
Income tax expense	(20)		(8)		(12)
(Loss) income before equity income	(54)		17		(71)
Equity income, net of tax	—		2		(2)
Net (loss) income	(54)		19		(73)
Net income attributable to noncontrolling interest	3		3		—
Net (loss) income attributable to Delphi Technologies	$(57)		$16		$(73)

Total Net Sales
Below is a summary of our total net sales for the three months ended March 31, 2020 versus March 31, 2019.

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$945	$1,151	$(206)	$(170)	$(8)	$(28)	$—	$(206)
Total net sales for the three months ended March 31, 2020 decreased 18% compared to the three months ended March 31, 2019. We experienced decreased volume due to lower global production and the closure of customer production sites related to COVID-19, as well as the continuing decline in passenger car diesel fuel injection systems in Europe. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan.

Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $159 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as summarized below. The Company’s cost of material was approximately 50% of net sales in both the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$824	$983	$159	$81	$—	$22	$58	$(2)	$159
Gross margin ($)	$121	$168	$(47)	$(89)	$(8)	$(6)	$58	$(2)	$(47)
Gross margin (%)	12.8%	14.6%
The change in cost of sales primarily reflects the impacts from reduced volume, operational performance improvements and currency exchange. The unfavorable change in gross margin is primarily due to volume including product portfolio and regional mix impacts, partially offset by operational performance improvements. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems.

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$95	$104	$9
Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This is primarily due to the impact of cost reduction initiatives, including a focus on reducing global overhead costs.

Restructuring

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Restructuring	$43	$3	$(40)
Restructuring charges during the three months ended March 31, 2020 included $41 million related to the restructuring plan announced on October 31, 2019 to reshape and realign the Company’s global technical center footprint and reduce salaried and contract staff (approximately $100 million of charges recorded to date), with expected charges of up to $200 million. Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. We expect to record additional pre-tax restructuring charges of approximately $50 million up to $100 million related to this plan, across the organization. Nearly all of the restructuring charges will be cash expenditures.
The charges during the three months ended March 31, 2019 related to programs focused on the continued rotation of our manufacturing footprint and reduction of global overhead costs.
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
Refer to Note 7. Restructuring to the unaudited consolidated financial statements included herein for further information regarding restructuring activities.

Other Income (Expense), Net

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$2	$(12)	$14
The increase in other income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to:

•	A decrease of $16 million in the components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans; partially offset by

•	A $3 million impairment of the Company’s investment in PolyCharge.
Refer to Note 17. Other Income (Expense), net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended March 31,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$20	$8	$(12)
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate was (59)% for the three months ended March 31, 2020. This was impacted by unfavorable changes in geographic income mix in 2020 as compared to 2019 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. Primarily driven by the expected impact of the COVID-19 pandemic, the Company has recognized a significantly higher proportion of any such expected geographic full-year 2020 taxable income in the first quarter of 2020 as compared to the first quarter of 2019. The Company’s effective tax rate for the three months ended March 31, 2020 includes net discrete tax benefit of $1 million. The effective tax rate was 32% for three months ended March 31, 2019. This was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three months ended March 31, 2019 includes net discrete tax expense of $1 million.

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

•
Powertrain Products. This segment includes an array of highly-engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrain, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.

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

•
Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and generally stable revenue base, as replacement of many of these products is non-discretionary in nature.

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

The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three months ended March 31, 2020 and 2019 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total

	(in millions)
For the Three Months Ended March 31, 2020:
Adjusted operating income	$18	$35	$1	$15	$(29)	$40
Restructuring	(32)	(8)	(1)	—	(2)	(43)
Separation and transformation costs (2)	—	—	(2)	—	(1)	(3)
Transaction related costs (3)	—	—	—	—	(12)	(12)
Pension charges (4)	(2)	—	—	—	—	(2)
Operating (loss) income	$(16)	$27	$(2)	$15	$(44)	(20)
Interest expense						(16)
Other income, net						2
Loss before income taxes and equity income						(34)
Income tax expense						(20)
Equity income, net of tax						—
Net loss						(54)
Net income attributable to noncontrolling interest						3
Net loss attributable to Delphi Technologies						$(57)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total

	(in millions)
For the Three Months Ended March 31, 2019:
Adjusted operating income	$23	$61	$17	$15	$(29)	$87
Restructuring	(3)	—	—	—	—	(3)
Separation and transformation costs (2)	—	(1)	(4)	—	(13)	(18)
Asset impairments	—	(3)	—	—	—	(3)
Pension charges (4)	(7)	—	—	(1)	—	(8)
Operating income	$13	$57	$13	$14	$(42)	55
Interest expense						(18)
Other expense, net						(12)
Income before income taxes and equity income						25
Income tax expense						(8)
Equity income, net of tax						2
Net income						19
Net income attributable to noncontrolling interest						3
Net income attributable to Delphi Technologies						$16

(1)
Corporate Costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.

(2)
Separation and transformation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.

(3)	Transaction related costs include charges for due diligence, integration planning and other expenses related to the Transaction with BorgWarner.

(4)
Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three months ended March 31, 2020 and 2019 are as follows:
Net Sales by Segment

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$393	$454	$(61)	$(48)	$(13)	$—	$(61)
Powertrain Products	261	327	(66)	(61)	(5)	—	(66)
Electrification & Electronics	178	243	(65)	(61)	(4)	—	(65)
Aftermarket	174	193	(19)	(13)	(6)	—	(19)
Eliminations and Other (1)	(61)	(66)	5	5	—	—	5
Total	$945	$1,151	$(206)	$(178)	$(28)	$—	$(206)
Gross Margin Percentage by Segment

	Three Months Ended March 31,
	2020	2019
Fuel Injection Systems	9.4%	9.7%
Powertrain Products	17.2%	18.7%
Electrification & Electronics	3.9%	8.2%
Aftermarket	21.3%	19.7%
Total	12.8%	14.6%

Adjusted Operating Income by Segment

	Three Months Ended March 31,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$18	$23	$(5)	$(39)	$(3)	$37	$—	$(5)
Powertrain Products	35	61	(26)	(24)	—	4	(6)	(26)
Electrification & Electronics	1	17	(16)	(24)	(1)	7	2	(16)
Aftermarket	15	15	—	(9)	2	6	1	—
Corporate Costs	(29)	(29)	—	—	(2)	—	2	—
Total	$40	$87	$(47)	$(96)	$(4)	$54	$(1)	$(47)
As noted in the table above, Adjusted Operating Income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was impacted by unfavorable volume and contractual price changes, including product portfolio and regional mix, partially offset by operational performance improvements. The change related to product portfolio is principally related to a shift in customer demand from higher-margin passenger car diesel fuel systems and an increase in revenues of lower-margin GDi fuel systems. Adjusted operating income was also impacted by $3 million of increased depreciation and amortization, included in Other above, which is primarily due to the increased fixed asset base.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, Transaction activities, to meet debt service requirements, fund our pension obligations and return capital to shareholders. Effective March 31, 2019, the Company froze future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period.
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
As of March 31, 2020, we had cash and cash equivalents of $611 million, of which $500 million relates to amounts drawn on our Revolving Credit Facility which is held at investment-grade rated banking institutions. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined in Note 8. Debt to the unaudited consolidated financial statements included herein. As of March 31, 2020, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,984 million, primarily consisting of $685 million principal outstanding under the $750 million five-year-year term loan pursuant to the Credit Agreement, $800 million principal outstanding under the $800 million senior unsecured notes due 2025 and $500 million related to the Revolving Credit Facility. On March 30, 2020, we determined it was prudent and in the best interests of the Company and its shareholders to draw down on its full $500 million Revolving Credit Facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. As of March 31, 2020, the full available amount was drawn on the Revolving Credit Facility, resulting in $500 million outstanding on the Revolving Credit Facility. Refer to Note 8. Debt to the unaudited consolidated financial statements included herein for additional information.
The Company’s cost of debt under the Credit Agreement is impacted by the corporate credit ratings provided by Standard and Poor’s (“S&P”) and Moody’s, or an equivalent rating agency. Downgrades in the corporate credit rating result in higher interest expense for the Company. In late 2019, S&P and Moody’s downgraded the Company’s corporate credit rating and Fitch revised the Company’s rating outlook to negative from stable. On January 29, 2020, both S&P and Fitch put the Company’s credit ratings on positive watch. In January 2020 and March 2020, Moody’s further downgraded the Company’s Corporate Family Rating to B1 and B2, respectively, while placing the ratings under review for downgrade.
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects to record pre-tax restructuring charges of approximately $150 million up to $200 million related to these actions, nearly all of which will be cash expenditures. The Company expects the majority of these cash payments to be paid by the end of 2021. We expect available liquidity to continue to be sufficient to fund our global activities (including restructuring payments, any mandatory payments required under the Credit Agreement as described in Note 8. Debt to the unaudited consolidated financial statements included herein, capital expenditures and funding of potential acquisitions, as applicable).
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
Other Financing
Receivable factoring—The Company is party to a €225 million accounts receivable factoring facility for certain subsidiaries in Europe. As a result of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic, this facility is currently suspended pending negotiation of new terms acceptable to both parties. The facility would be accounted for as short-term debt and borrowings would be subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The current applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. There were no amounts outstanding on the European accounts receivable factoring facility as of March 31, 2020 and December 31, 2019. The maximum amount drawn under this facility during the three months ended March 31, 2020 to manage working capital requirements was $17 million.
The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three months ended March 31, 2020 and March 31, 2019, $31 million and $31 million of receivables were sold under these arrangements, and expenses of $1 million and $1 million were recognized within interest expense, respectively.
In addition, during the three months ended March 31, 2019, one of the Company’s European subsidiaries factored, without recourse, $21 million of receivables related to certain foreign research credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized this amount from other long-term assets in the consolidated balance sheet as a result of these transactions. During the three months ended March 31, 2019, less than $1 million of expenses were recognized within interest expense related to these transactions.
Finance leases—There were approximately $13 million and $14 million of finance lease obligations outstanding as of March 31, 2020 and December 31, 2019, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $7 million and $8 million, for the three months ended March 31, 2020 and 2019, respectively.
Share Repurchases
In January 2019, the Board of Directors elected to suspend the Company’s quarterly dividend and approved a new $200 million share repurchase program, which replaced the previous repurchase authorization from July 2018. Repurchases under this program could be made at management’s discretion from time to time on the open market or through privately negotiated transactions. On October 31, 2019, the Company suspended its share repurchase program.
A summary of the ordinary shares repurchased during the three months ended March 31, 2019 is as follows:

Three Months Ended March 31,
2019
Total number of shares repurchased	737,917
Average price paid per share	$20.33
Total (in millions)	$15
All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.
Cash Flows
We utilize a combination of strategies, including dividends, cash pooling arrangements, intercompany loan structures and other distributions and advances and may also utilize short-term financing, to provide the funds necessary to meet our global liquidity needs. We utilize a global cash pooling arrangement to consolidate and manage our global cash balances, which enables us to efficiently move cash into and out of a number of the countries in which we operate.
Operating activities—Net cash provided by operating activities totaled $31 million and $21 million for the three months ended March 31, 2020 and 2019, respectively. Cash flow from operating activities for the three months ended March 31, 2020 consisted primarily of a net loss of $54 million increased by $60 million for non-cash charges for depreciation, amortization, asset impairments and pension costs, and by an additional $22 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the three months ended March 31, 2019 consisted primarily of net earnings of $19 million increased by $75 million for non-cash charges for depreciation, amortization, asset impairments and pension costs, partially offset by $72 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.
Investing activities—Net cash used in investing activities totaled $84 million for the three months ended March 31, 2020, as compared to $131 million for the three months ended March 31, 2019. The decrease in usage is primarily attributable to $46 million of decreased capital expenditures during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Financing activities—Net cash provided by financing activities totaled $477 million for the three months ended March 31, 2020 and net cash used in financing activities totaled $32 million for the three months ended March 31, 2019. Cash flows provided by financing activities for the three months ended March 31, 2020 primarily included $500 million of borrowings under the Revolving Credit Facility, partially offset by $9 million of long-term debt repayments and $8 million of dividend payments of consolidated affiliates to minority shareholders. Cash flows used in financing activities for the three months ended March 31, 2019, primarily included $9 million of long-term debt repayments, $14 million paid to repurchase ordinary shares and $8 million of dividend payments of consolidated affiliates to minority shareholders.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters
For a description of contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements see Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included herein.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning our exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
As of March 31, 2020, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

ITEM 1A. RISK FACTORS
The Company is providing these additional risk factors to supplement the risk factors previously described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could materially adversely affect our business.
In response to the COVID-19 pandemic, authorities have imposed unprecedented measures, such as travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have significantly reduced global economic activity and caused severe disruption to global labor markets. In particular, the pandemic has disrupted the global automotive industry, specifically customer sales, production volumes and purchases of light vehicles by end-consumers. Global light vehicle production has decreased significantly and many of our largest OEM customers have completely shut down manufacturing operations in some countries and regions, including the United States, Mexico and Europe. As a result, we have modified our production schedules and have experienced, and may continue to experience, delays in the production and distribution of our products and significant loss of sales to our customers. It is difficult to predict the full nature and extent of impacts on demand for our products; however, we are currently seeing negative impacts on demand across our businesses, and are expecting slowing economic conditions to adversely affect results for the remainder of 2020.
The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, validation, qualification, customer support, and other activities, which could have an adverse effect on our operations. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.
The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, and include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, other actions taken by governments, businesses, and individuals in response to the virus and resulting economic disruption, and how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. When production does resume by us and our customers, volumes may be volatile and we will likely need to modify our production environment to ensure the health and safety of our workers. Restrictions on our access to or operation of our manufacturing facilities, or similar limitations for our vendors and suppliers could impact our ability to meet customer demand and have a material adverse effect on our financial condition and results of operations, particularly if prolonged.
Further adverse changes in economic conditions, including as a result of the pandemic, may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
The impact of COVID-19 can also exacerbate other risks discussed in the Item 1A. Risk Factors section of our 2019 Form 10-K, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently.

There can be no assurance that our pending transaction with BorgWarner will be completed on a timely basis or at all.
On January 28, 2020, we announced that we had entered into a definitive transaction agreement (the “Original Transaction Agreement”) under which BorgWarner Inc. (“BorgWarner”), a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, will acquire Delphi Technologies in an all-stock transaction pursuant to a scheme of arrangement (the “Scheme of Arrangement”) under Part 18A of the Companies (Jersey) Law 1991, as amended from time to time (the “Transaction”). Also as previously disclosed, in response to our draw of approximately $500 million from our revolving credit facility (the “Revolver Draw”) on March 30, 2020, BorgWarner notified us of its assertion that we materially breached the Original Transaction Agreement as a result of effecting the Revolver Draw without BorgWarner’s prior written consent and also asserted that, if such alleged breach was not cured within 30 days of the Revolver Draw, BorgWarner would have the right to terminate the Original Transaction Agreement. We disputed BorgWarner’s breach assertion on the basis that, among other things, BorgWarner unreasonably withheld and conditioned its consent, in material breach of the Original Transaction Agreement. On May 6, 2020, we resolved our breach dispute with BorgWarner by entering into an Amendment and Consent Agreement (the “Amendment” and, together with the Original Transaction Agreement, the “Transaction Agreement”).
Pursuant to the terms of the Transaction Agreement and the Scheme of Arrangement, Delphi Technologies’ shareholders will receive, in exchange for each Delphi Technologies ordinary share, 0.4307 shares of BorgWarner common stock, $0.01 par value per share, and cash in lieu of any fractional share of BorgWarner common stock. Completion of the Transaction is subject to a number of customary closing conditions including, among other things, (i) the receipt of certain governmental clearances, (ii) the absence of legal restraint that prohibits the consummation of the Transaction, (iii) the approval for listing on the NYSE of the new BorgWarner shares issued in connection with the Transaction, (iv) the sanctioning of the Scheme of Arrangement by the Royal Court of Jersey, (v) the receipt of the requisite shareholder vote to approve the Scheme of Arrangement, (vi) the accuracy of each party’s representations and warranties made in the Transaction Agreement, subject to specified materiality standards and (vii) the performance and compliance by each party of all of its obligations and covenants under the Transaction Agreement in all material respects.
In addition, as a result of our entry into the Amendment, the Transaction is subject to the following additional conditions to BorgWarner’s obligations to close the Transaction: (i) Delphi Technologies’ net-debt-to-adjusted EBITDA ratio does not exceed (x) 6.5 to 1.0 if closing of the Transaction occurs on or before September 30, 2020, and (y) 7.5 to 1.0 if the closing of the Transaction occurs on or after October 1, 2020, and (ii) as of 11:59 p.m. (New York time) on the day immediately prior to the closing of the Transaction, Delphi Technologies’ outstanding revolver borrowings do not exceed $225 million and, net of cash balances, the revolver borrowings do not exceed $115 million. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2020.
The Transaction is currently expected to close in the second half of 2020. However, there can be no assurance the foregoing conditions to closing will be satisfied or waived or that the Transaction will be completed within the expected time frame or at all.

Delphi Technologies and its shareholders may be negatively impacted if the pending Transaction with BorgWarner is not completed.
If the Transaction is not completed for any reason, including because the conditions to closing are not satisfied, then, among other possible adverse effects:

•	our shareholders will not receive the consideration contemplated by the Transaction Agreement;

•	our share price may decline, to the extent that the current share price reflects a market assumption that the Transaction will be consummated;

•	our ongoing business may be adversely affected and the attention of our management and employees may be diverted from day-to-day operations;

•	we may experience difficulties in obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•	we may be unable to find a transaction partner willing to engage in a similar transaction on terms as favorable as those set forth in the Transaction Agreement with BorgWarner;

•	we will remain liable for significant transaction costs and expenses already incurred; and

•	if the Transaction Agreement is terminated under certain circumstances, we may be obligated to pay a termination fee to BorgWarner of $53.5 million.
The occurrence of any of these events individually or in combination could negatively impact us and our shareholders.

Lawsuits have been filed against us and BorgWarner and other lawsuits may be filed against us and/or BorgWarner challenging the pending Transaction. An adverse ruling in any such lawsuit may delay or prevent the Transaction from being completed.
As of the date of this report, five complaints had been filed by alleged Delphi Technologies shareholders seeking to enjoin the Transaction with BorgWarner: Sherman v. Delphi Technologies PLC, et al., Case No. 1:20-cv-00385-RGA (the “Sherman Complaint”) was filed in the United States District Court for the District of Delaware; Costa v. Delphi Technologies PLC, et al., Case No. 1:20-cv-02363-PAC, Catalano v. Delphi Technologies, PLC et al., Case No. 1:20-cv-02520-UA and Schlageter v. Delphi Technologies PLC, et al., Case No. 1:20-cv-02527-UA were filed in the United States District Court for the Southern District of New York; and Heinowski v. Delphi Technologies PLC, et al., Case No. 2:20-cv-10834-LVP-APP was filed in the United States District Court for the Eastern District of Michigan (collectively, the “Complaints”). Additional complaints arising out of the Transaction may be filed in the future.
The Complaints named as defendants Delphi Technologies and the members of the board of directors and allege, among other things, that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by omitting supposedly material information from the preliminary proxy statement filed by Delphi Technologies on March 11, 2020, rendering it false and/or misleading. The Sherman Complaint also names BorgWarner as a defendant with respect to its claim under Section 20(a) and, unlike the other Complaints, is a putative class action. The plaintiffs in the actions each seek, among other relief, an injunction against proceeding with the shareholder vote on the Transaction or consummating the Transaction absent corrective disclosures, damages and attorneys’ and expert fees. While we believe that the allegations made in the Complaints are without merit, there can be no assurance that we will be successful in the outcome of any proceeding related to the Complaints or any other lawsuits that may be brought against us in the future in connection with the Transaction. An adverse ruling in these or similar lawsuits may delay or prevent the Transaction from being completed.

ITEM 6. EXHIBITS

Exhibit Number	Description
*10.31
Amendment No. 1 to Credit Agreement, dated February 10, 2020, between the Company, Delphi Powertrain Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders and agents party thereto

*10.32	Form of Time-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan
*10.33	Form of Performance-Based RSU Award for annual grants pursuant to the Delphi Technologies PLC Long-Term Incentive Plan
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHI TECHNOLOGIES PLC

/s/ Vivid Sehgal
By: Vivid Sehgal
Chief Financial Officer

Dated: May 7, 2020