Form 10-Q
period 2020-06-30
Delphi Technologies PLC
filed 2020-08-05
CIK 1707092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of the registrant’s ordinary shares outstanding as of July 31, 2020, was 86,349,731.

DELPHI TECHNOLOGIES PLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except per share amounts)
Net sales	$628	$1,121	$1,573	$2,272
Operating expenses:
Cost of sales	602	955	1,426	1,938
Selling, general and administrative	74	103	169	207
Amortization	3	2	6	8
Restructuring (Note 7)	9	5	52	8
Total operating expenses	688	1,065	1,653	2,161
Operating (loss) income	(60)	56	(80)	111
Interest expense	(22)	(18)	(38)	(36)
Other income (expense), net (Note 17)	9	8	11	(4)
(Loss) income before income taxes and equity income	(73)	46	(107)	71
Income tax expense	(27)	(14)	(47)	(22)
(Loss) income before equity income	(100)	32	(154)	49
Equity (loss) income, net of tax	(2)	(1)	(2)	1
Net (loss) income	(102)	31	(156)	50
Net income attributable to noncontrolling interest	4	4	7	7
Net (loss) income attributable to Delphi Technologies	$(106)	$27	$(163)	$43

Net income per share attributable to Delphi Technologies:
Basic	$(1.23)	$0.31	$(1.89)	$0.49
Diluted	$(1.23)	$0.31	$(1.89)	$0.49

Weighted average ordinary shares outstanding:
Basic	86.33	87.77	86.25	88.11
Diluted	86.33	88.11	86.25	88.33
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Net (loss) income	$(102)	$31	$(156)	$50
Other comprehensive income (loss):
Currency translation adjustments	(3)	(15)	(49)	(6)
Net change in unrecognized gain (loss) on derivative instruments, net of tax (Note 15)	—	(9)	4	7
Employee benefit plans adjustment, net of tax	5	9	18	43
Other comprehensive income (loss)	2	(15)	(27)	44
Comprehensive (loss) income	(100)	16	(183)	94
Comprehensive income attributable to noncontrolling interests	5	2	6	6
Comprehensive (loss) income attributable to Delphi Technologies	$(105)	$14	$(189)	$88
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$550	$191
Accounts receivable, net	703	821
Inventories, net (Note 3)	373	447
Other current assets (Note 4)	128	189
Total current assets	1,754	1,648
Long-term assets:
Property, net	1,435	1,509
Investments in affiliates	40	42
Intangible assets, net	44	53
Goodwill	6	7
Deferred income taxes	260	269
Other long-term assets (Note 4)	230	219
Total long-term assets	2,015	2,099
Total assets	$3,769	$3,747
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt (Note 8)	$58	$40
Accounts payable	480	717
Accrued liabilities (Note 5)	486	466
Total current liabilities	1,024	1,223
Long-term liabilities:
Long-term debt (Note 8)	1,914	1,455
Pension and other postretirement benefit obligations (Note 9)	367	404
Other long-term liabilities (Note 5)	200	210
Total long-term liabilities	2,481	2,069
Total liabilities	3,505	3,292
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.01 par value per share, 1,200,000,000 shares authorized, 86,349,731 and 86,071,640 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	415	409
Retained earnings	118	281
Accumulated other comprehensive loss (Note 14)	(402)	(376)
Total Delphi Technologies shareholders’ equity	132	315
Noncontrolling interest	132	140
Total shareholders’ equity	264	455
Total liabilities and shareholders’ equity	$3,769	$3,747
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

	(in millions)
Cash flows from operating activities:
Net (loss) income	$(156)	$50
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	103	97
Amortization	6	5
Amortization of deferred debt issuance costs	3	2
Impairment of assets	5	8
Restructuring expense, net of cash paid	—	(11)
Deferred income taxes	4	(2)
Pension and other postretirement benefit expenses	—	18
Income from equity method investments	2	(1)
Gain on sale of assets	(4)	(1)
Share-based compensation	8	9
Changes in operating assets and liabilities:
Accounts receivable, net	157	(6)
Inventories, net	74	(32)
Other assets	65	7
Accounts payable	(188)	(13)
Accrued and other long-term liabilities	—	(10)
Other, net	(27)	(3)
Pension contributions	(11)	(26)
Net cash provided by operating activities	41	91
Cash flows from investing activities:
Capital expenditures	(145)	(234)
Proceeds from sale of property	9	5
Dividends from equity method investment	1	—
Cost of technology investments	(1)	—
Settlement of undesignated derivatives	(1)	(1)
Net cash used in investing activities	(137)	(230)
Cash flows from financing activities:
Net repayments under short-term debt agreements	(1)	—
Repayments under long-term debt agreements	(19)	(19)
Net borrowings under revolving credit facility	500	—
Dividend payments of consolidated affiliates to minority shareholders	(8)	(8)
Taxes withheld and paid on employees’ restricted share awards	(2)	(2)
Repurchase of ordinary shares	—	(29)
Fees associated with amendments to long-term debt agreements	(9)	—
Net cash provided by (used in) financing activities	461	(58)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	359	(197)
Cash, cash equivalents and restricted cash at beginning of the period	191	360
Cash, cash equivalents and restricted cash at end of the period	$550	$163
See notes to consolidated financial statements.

DELPHI TECHNOLOGIES PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30, 2020
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2019	86	$1	$409	$281	$(376)	$315	$140	$455
Net (loss) income	—	—	—	(57)	—	(57)	3	(54)
Other comprehensive loss	—	—	—	—	(27)	(27)	(2)	(29)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(2)	—	—	(2)	—	(2)
Balance at March 31, 2020	86	$1	$411	$224	$(403)	$233	$133	$366
Net (loss) income	—	—	—	(106)	—	(106)	4	(102)
Other comprehensive income	—	—	—	—	1	1	1	2
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(6)	(6)
Share-based compensation	—	—	4	—	—	4	—	4
Balance at June 30, 2020	86	$1	$415	$118	$(402)	$132	$132	$264

	Six Months Ended June 30, 2019
	Ordinary Shares
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Delphi Technologies Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity

	(in millions)
Balance at December 31, 2018	89	$1	$407	$296	$(412)	$292	$146	$438
Net income	—	—	—	16	—	16	3	19
Other comprehensive income	—	—	—	—	58	58	1	59
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(8)	(8)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	4	—	—	4	—	4
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2019	88	$1	$406	$301	$(354)	$354	$142	$496
Net income	—	—	—	27	—	27	4	31
Other comprehensive loss	—	—	—	—	(13)	(13)	(2)	(15)
Dividend payments of consolidated affiliates to minority shareholders	—	—	—	—	—	—	(1)	(1)
Repurchase of ordinary shares	(1)	—	(4)	(11)	—	(15)	—	(15)
Share-based compensation	—	—	5	—	—	5	—	5
Taxes withheld on employees’ restricted share award vestings	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2019	87	$1	$406	$317	$(367)	$357	$143	$500
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
BorgWarner Inc. Transaction
On January 28, 2020, we announced that we had entered into a definitive transaction agreement (the “Original Transaction Agreement”) under which BorgWarner Inc. (“BorgWarner”), a global product leader in clean and efficient technology solutions for combustion, hybrid and electric vehicles, would acquire Delphi Technologies in an all-stock transaction pursuant to a scheme of arrangement (the “Scheme of Arrangement”) under Part 18A of the Companies (Jersey) Law 1991, as amended from time to time (the “Transaction”).
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
On June 25, 2020, shareholders of the Company voted to approve the Transaction, which is currently expected to close in the second half of 2020. However, there can be no assurance the conditions to closing will be satisfied or waived or that the Transaction will be completed within the expected time frame or at all. Refer to Item 1A. Risk Factors, set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for risks associated with this Transaction.
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
Principles of consolidation—The consolidated financial statements as of and for the three and six months ended June 30, 2020 include the accounts of Delphi Technologies’ subsidiaries in which the Company holds a controlling financial or management interest and variable interest entities of which Delphi Technologies has determined that it is the primary beneficiary. All significant intercompany transactions and balances between consolidated Delphi Technologies businesses have been eliminated.
Delphi Technologies held a $6 million investment in PolyCharge America Inc. (“PolyCharge”) as of December 31, 2019. PolyCharge is a privately-held company that does not have a readily determinable fair value and is measured at cost less impairments, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the six months ended June 30, 2020, Delphi Technologies recorded a $3 million impairment related to its investment in PolyCharge after assessing its ability to recover the carrying amount of the investment.
During the six months ended June 30, 2020, Delphi Technologies made a $1 million investment in Mobilion Ventures L.P. (“Mobilion”), a venture capital fund investing in smart mobility aftermarket companies, over which Delphi Technologies does not exert significant influence.
Use of estimates—Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect amounts reported therein. Generally, matters subject to estimation and judgment include amounts related to accounts receivable realization, inventory obsolescence, asset impairments, useful lives of intangible and fixed assets, deferred tax asset valuation allowances, income taxes, pension benefit plan assumptions, accruals related to litigation, warranty costs, restructuring, environmental remediation costs, worker’s compensation accruals and healthcare accruals. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates. Events or changes in circumstances after June 30, 2020, including those resulting from the impacts of the COVID-19 pandemic, generally will be included in future periods.
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

3. INVENTORIES
A summary of inventories is shown below:

	June 30, 2020	December 31, 2019

	(in millions)
Productive material	$179	$210
Work-in-process	34	40
Finished goods	160	197
Total	$373	$447

4. OTHER ASSETS
Other current assets consisted of the following:

	June 30, 2020	December 31, 2019

	(in millions)
Value added tax receivable	$58	$107
Prepaid insurance and other expenses	25	21
Reimbursable engineering costs	15	19
Return assets (Note 11)	10	7
Notes receivable	9	12
Income and other taxes receivable	6	13
Derivative financial instruments (Note 15)	1	8
Other	4	2
Total	$128	$189

Other long-term assets consisted of the following:

	June 30, 2020	December 31, 2019

	(in millions)
Operating lease assets	$109	$107
Income and other taxes receivable	35	28
Investment in Tula Technology, Inc.	21	21
Derivative financial instruments (Note 15)	12	13
Debt issuance costs	6	2
Value added tax receivable	4	7
Reimbursable engineering costs	4	1
Investment in PolyCharge	3	6
Other	36	34
Total	$230	$219

5. LIABILITIES
Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in millions)
Restructuring (Note 7)	$83	$73
Income and other taxes payable	68	71
Warranty obligations (Note 6)	56	63
Deferred reimbursable engineering	44	45
Payroll-related obligations	40	48
Operating lease liabilities	25	22
Accrued rebates	22	26
Accrued customer returns	16	7
Accrued interest	14	10
Freight	13	13
Outside services	11	11
Employee benefits	10	5
Customer deposits	6	6
Dividends to minority shareholders	6	5
Other	72	61
Total	$486	$466

Other long-term liabilities consisted of the following:

	June 30, 2020	December 31, 2019

	(in millions)
Operating lease liabilities	$91	$93
Accrued income taxes	44	45
Warranty obligations (Note 6)	24	23
Deferred income taxes	16	15
Restructuring (Note 7)	11	23
Environmental	4	1
Derivative financial instruments (Note 15)	1	—
Other	9	10
Total	$200	$210

6. WARRANTY OBLIGATIONS
Delphi Technologies has recognized its best estimate for its total aggregate warranty reserves, including product recall costs, across its operating segments as of June 30, 2020. The Company estimates the reasonably possible amount to ultimately resolve all matters in excess of the recorded reserves as of June 30, 2020 to be up to approximately $20 million.
The table below summarizes the activity in the product warranty liability for the six months ended June 30, 2020:

Warranty Obligations

(in millions)
Accrual balance at December 31, 2019	$86
Provision for estimated warranties incurred during the period	14
Changes in estimate for pre-existing warranties	4
Settlements made during the period (in cash or in kind)	(22)
Foreign currency translation and other	(2)
Accrual balance at June 30, 2020	$80

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
On October 31, 2019, the Company announced a restructuring plan to reshape and realign the Company’s global technical center footprint and reduce salaried and contract staff, with expected charges of up to $175 million. Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. The Company recorded pre-tax restructuring charges of approximately $40 million during the six months ended June 30, 2020 related to this plan (approximately $100 million of charges recorded to date). The Company expects to record additional pre-tax restructuring charges of approximately $25 million up to $75 million across the organization. Nearly all of the restructuring charges will be cash expenditures.
As part of the Company’s continued efforts to optimize its cost structure, in recent years it has undertaken several restructuring programs which include workforce reductions as well as plant closures. These programs are primarily focused on the continued rotation of our manufacturing footprint to best-cost locations in Europe and on reducing global overhead costs. The Company recorded employee-related and other restructuring charges related to these programs totaling approximately $9 million and $12 million during the three and six months ended June 30, 2020, respectively, as well as $5 million and $8 million during the three and six months ended June 30, 2019, respectively.

Restructuring charges for employee separation and termination benefits are paid either over the severance period or in a lump sum in accordance with either statutory requirements or individual agreements. Delphi Technologies incurred cash expenditures related to its restructuring programs of approximately $52 million and $19 million in the six months ended June 30, 2020 and 2019, respectively.
The following table summarizes the restructuring charges recorded for the three and six months ended June 30, 2020 and 2019 by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Fuel Injection Systems	$8	$1	$40	$4
Powertrain Products	2	1	10	1
Electrification & Electronics	(3)	1	(2)	1
Aftermarket	1	—	1	—
Corporate	1	2	3	2
Total	$9	$5	$52	$8
The table below summarizes the activity in the restructuring liability for the six months ended June 30, 2020:

	Employee Termination Benefits Liability	Other Exit Costs Liability	Total

	(in millions)
Accrual balance at December 31, 2019	$95	$1	$96
Provision for estimated expenses during the period	51	1	52
Payments made during the period	(52)	—	(52)
Foreign currency and other	(2)	—	(2)
Accrual balance at June 30, 2020	$92	$2	$94

8. DEBT
The following is a summary of debt outstanding, net of unamortized issuance costs and discounts, as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020	December 31, 2019
	(in millions)
Term Loan A Facility (net of $6 and $3 unamortized issuance costs)	$669	$691
Senior Notes at 5.00% (net of $10 and $10 unamortized issuance costs and $2 and $2 discount, respectively)	788	788
Revolving Credit Facility	500	—
Finance lease liabilities and other	15	16
Total debt	1,972	1,495
Less: current portion	(58)	(40)
Long-term debt	$1,914	$1,455
Credit Agreement
On September 7, 2017, Delphi Technologies and its wholly-owned subsidiary Delphi Powertrain Corporation entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), with respect to $1.25 billion in senior secured credit facilities, which became effective in conjunction with the Separation. The Credit Agreement consists of a senior secured five-year $750 million term loan facility due December 2022 (the “Term Loan A Facility”) and a $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) (collectively, the “Credit Facilities”) with the lenders party thereto and JPMorgan Chase Bank, N.A. We incurred $9 million of issuance costs in connection with the Credit Agreement. As of June 30, 2020, there was $500 million drawn on the Revolving Credit Facility.
The Credit Facilities are subject to an interest rate, at our option, of either (a) the Administrative Agent’s Alternate Base Rate (“ABR” as defined in the Credit Agreement) or (b) the London Interbank Offered Rate (the “Adjusted LIBOR Rate” as defined in the Credit Agreement) (“LIBOR”), in each case, plus an applicable margin that is based on our corporate credit ratings, as more particularly described below (the “Applicable Rate”). In addition, the Credit Agreement requires payment of additional interest on certain overdue obligations on terms and conditions customary for financings of this type. The interest rate period with respect to LIBOR interest rate options can be set at one-, two-, three-, or six-months as selected by us in accordance with the terms of the Credit Agreement (or other period as may be agreed by the applicable lenders). We may elect to change the selected interest rate over the term of the Credit Facilities in accordance with the provisions of the Credit Agreement. The Applicable Rates charged to the Company on the specified date are set forth below:

	June 30, 2020		December 31, 2019
	LIBOR plus	ABR plus	LIBOR Plus	ABR plus
Revolving Credit Facility	2.025%	1.025%	1.450%	0.450%
Term Loan A Facility	2.375%	1.375%	1.750%	0.750%
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
The Company was in compliance with the Credit Agreement covenants as of June 30, 2020.
Senior Notes
On September 28, 2017, Delphi Technologies PLC issued $800 million in aggregate principal amount of 5.00% senior unsecured notes due 2025 in a transaction exempt from registration under the Securities Act (the “Senior Notes”).

The Senior Notes indenture contains certain restrictive covenants, including with respect to Delphi Technologies’ (and subsidiaries) ability to incur liens, enter into sale and leaseback transactions and merge with or into other entities. The Company was in compliance with the Senior Notes covenants as of June 30, 2020.
Other Financing
Receivable factoring—The Company is party to a €225 million accounts receivable factoring facility for certain subsidiaries in Europe. This facility is currently suspended. The facility would be accounted for as short-term debt and borrowings would be subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The current applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. There were no amounts outstanding on the European accounts receivable factoring facility as of June 30, 2020 and December 31, 2019.
The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2020, $31 million and $62 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million were recognized within interest expense, respectively. During the three and six months ended June 30, 2019, $43 million and $74 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million were recognized within interest expense, respectively.
In addition, during the six months ended June 30, 2019, one of the Company’s European subsidiaries factored, without recourse, $21 million of receivables related to certain foreign research credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized this amount from other long-term assets in the consolidated balance sheet. During the six months ended June 30, 2019, less than $1 million of expenses were recognized within interest expense related to these transactions.
Finance leases—There were approximately $14 million and $14 million of finance lease obligations outstanding as of June 30, 2020 and December 31, 2019, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $31 million and $35 million, for the six months ended June 30, 2020 and 2019, respectively.

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
Effective March 31, 2019, the Company froze future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. As a result of this change, the Company realized a one-time reduction to its pension obligation of $33 million, along with a one-time charge of $15 million in the six months ended June 30, 2019, related to curtailing the defined benefit pension plans in the U.K. For the three and six months ended June 30, 2020, the Company also recognized a charge of $1 million and $3 million, respectively, related to transitional payments to impacted employees. For the three and six months ended June 30, 2019, the Company also recognized a charge of $2 million and $9 million, respectively, related to transitional payments to impacted employees. The Company excluded these charges, and expects to exclude related future charges, from our calculation of Adjusted Operating Income.
The amounts shown below reflect the non-U.S. plans’ defined benefit pension (income) expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019

	(in millions)
Service cost	$2	$2
Interest cost	6	9
Expected return on plan assets	(10)	(15)
Amortization of actuarial losses	2	1
Net periodic benefit cost (income)	$—	$(3)

	Six Months Ended June 30,
	2020	2019

	(in millions)
Service cost	$4	$9
Interest cost	13	18
Expected return on plan assets	(21)	(29)
Curtailment loss	—	15
Amortization of actuarial losses	4	5
Net periodic benefit cost	$—	$18
Other postretirement benefit obligations were $1 million and $1 million at June 30, 2020 and December 31, 2019, respectively.

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
We estimate our reasonably possible loss in excess of the amounts accrued for ordinary business claims to be up to $10 million. We estimate our reasonably possible loss in excess of the amounts accrued for environmental matters, including investigation and remediation, to be up to $5 million.
Transaction with BorgWarner
Shareholder Litigation
Since the January 28, 2020 announcement that the Company had entered into a definitive transaction agreement with BorgWarner Inc., six complaints were filed by alleged Company shareholders, in actions captioned Sherman v. Delphi Technologies PLC, et al., No. 1:20-cv-00385 (D. Del.), Costa v. Delphi Technologies PLC, et al., No. 1:20-cv-02363 (S.D.N.Y.), Catalano v. Delphi Technologies, PLC, et al., No. 1:20-cv-02520 (S.D.N.Y.), Schlageter v. Delphi Technologies PLC, et al., No. 1:20-cv-02527 (S.D.N.Y.); Heinowski v. Delphi Technologies PLC, et al., No. 2:20-cv-10834 (E.D. Mich.), and Reyes v. Delphi Technologies PLC, et al., No. 2:20-cv-11562 (E.D. Mich.). The complaint in each case named as defendants the Company and the members of the board of directors of the Company and alleged, among other things, that the defendants violated federal securities laws by omitting supposedly material information from the Company’s proxy statement filed in connection with the proposed transaction with BorgWarner Inc. As of July 6, 2020, each of the six actions were voluntarily dismissed. Certain plaintiffs in these dismissed actions have indicated that they may pursue an award of attorney’s fees from the Company. While we do not have enough information to estimate the amount of such fees, they are not expected to be material.

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
Disaggregation of Revenue
In the following table, net sales to outside customers, based on the manufacturing location, is disaggregated by primary geographical market:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
North America	$124	$314	$384	$652
Europe	213	520	631	1,062
Asia Pacific	278	254	520	490
South America	13	33	38	68
Total	$628	$1,121	$1,573	$2,272

The Fuel Injection Systems, Powertrain Products and Electrification & Electronics segments primarily serve OEMs along with certain Tier 1 suppliers (one that supplies vehicle components directly to manufacturers) and the Aftermarket segment serves sales channels to independent aftermarket customers and original equipment service customers.
In the following table, net sales is disaggregated by customer and sales channels:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Sales to OEMs and Tier 1 customers:
Fuel Injection Systems	$216	$415	$574	$834
Powertrain Products	133	290	374	592
Electronics & Electrification products	151	202	323	439
Total sales to OEMs and Tier 1 customers	500	907	1,271	1,865

Sales to independent aftermarket customers	92	159	213	300
Sales to original equipment service customers	36	55	89	107
Total sales to aftermarket customers	128	214	$302	$407
Total	$628	$1,121	$1,573	$2,272
Contract Balances
As discussed above, certain customers have contracts with specific terms and conditions which require recognition of revenue over time as defined by ASC 606. As of June 30, 2020 and December 31, 2019 the recognition of revenue over time resulted in approximately $1 million and $2 million of unbilled accounts receivable, respectively, which are included in accounts receivable, net. There were no other contract assets or liabilities as of June 30, 2020 and December 31, 2019 as defined by ASC 606.
Return Assets
The Aftermarket segment provides certain customers with a right of return. The Company recognizes an estimated return asset (and adjusts for cost of sales) for the right to recover the products returned by the customer. ASC 606 requires that return assets be presented separately from inventory. As of June 30, 2020 and December 31, 2019, the Company had return assets of $10 million and $7 million, respectively, included in other current assets.
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
The Company’s income tax expense and effective tax rate for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019

	(dollars in millions)
Income tax expense	$47	$22
Effective tax rate	(44)%	31%
The Company’s tax rate is affected by the fact that Delphi Technologies PLC, its parent entity, is a U.K. resident taxpayer, the tax rates in the other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate for the six months ended June 30, 2020 was impacted by unfavorable changes in geographic income mix in 2020 as compared to 2019 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. The COVID-19 pandemic has also affected the 2020 effective tax rate in comparison to 2019 due to its significant impact on the Company’s operating results in the first six months of 2020 and full-year projections. The Company’s effective tax rate for the six months ended June 30, 2020 includes net discrete tax expense of $2 million. The effective tax rate for the six months ended June 30, 2019 was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the six months ended June 30, 2019 includes net discrete tax benefit of less than $1 million.
Delphi Technologies PLC is a U.K. resident taxpayer and as such is generally not subject to U.K. tax on remitted foreign earnings.
Cash paid or withheld for income taxes was $21 million and $28 million for the six months ended June 30, 2020 and 2019, respectively.

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

Weighted Average Shares
The following table illustrates net income per share attributable to Delphi Technologies and the weighted average shares outstanding used in calculating basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Numerator:
Net (loss) income attributable to Delphi Technologies	$(106)	$27	$(163)	$43
Denominator:
Weighted average ordinary shares outstanding, basic	86.33	87.77	86.25	88.11
Dilutive shares related to restricted stock units (“RSUs”)[1]	—	0.34	—	0.22
Weighted average ordinary shares outstanding, including dilutive shares	86.33	88.11	86.25	88.33

Net income per share attributable to Delphi Technologies:
Basic	$(1.23)	$0.31	$(1.89)	$0.49
Diluted	$(1.23)	$0.31	$(1.89)	$0.49
Anti-dilutive securities share impact	$—	$—	$—	$—
[1] Due to losses during the three and six months ended June 30, 2020, 0.15 million shares and 0.13 million shares, respectively, are not included because the effect would be anti-dilutive.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Total number of shares repurchased	845,959	1,583,876
Average price paid per share	$17.73	$18.94
Total (in millions)	$15	$30
All repurchased shares were retired and returned to authorized but unissued shares. The repurchased shares are reflected as a reduction of ordinary share capital for the par value of the shares, with the excess applied as reductions to additional paid-in-capital and retained earnings.

14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) attributable to Delphi Technologies (net of tax) for the three and six months ended June 30, 2020 and 2019 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Foreign currency translation adjustments:
Balance at beginning of period	$(219)	$(157)	$(175)	$(165)
Aggregate adjustment for the period (1)	(4)	(13)	(48)	(5)
Balance at end of period	(223)	(170)	(223)	(170)

Gains (losses) on derivatives:
Balance at beginning of period	24	14	20	(2)
Other comprehensive income before reclassifications (net tax effect of $0, $0, $0 and $0)	(3)	(7)	3	11
Reclassification to income (net tax effect of $0, $0, $0 and $0)	3	(2)	1	(4)
Balance at end of period	24	5	24	5

Pension and postretirement plans:
Balance at beginning of period	(208)	(211)	(221)	(245)
Other comprehensive income before reclassifications (net tax effect of $0, $3, $3 and $5)	3	8	14	27
Reclassification to income (net tax effect $0, $0, $0 and $4)	2	1	4	16
Balance at end of period	(203)	(202)	(203)	(202)

Accumulated other comprehensive loss, end of period	$(402)	$(367)	$(402)	$(367)
(1)Includes a loss of $6 million and a loss of $4 million, for the three and six months ended June 30, 2020, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. Also includes a gain of $5 million and a gain of $2 million, for the three and six months ended June 30, 2019, respectively, related to the foreign currency impact of intra-entity loans that are of a long-term investment nature. During the three and six months ended June 30, 2020, there was a gain of $2 million and gain of $5 million respectively, related to non-derivative net investment hedges. Also included are a loss of $5 million and a loss of $1 million, for the three and six months ended June 30, 2019, respectively, related to non-derivative net investment hedges. Refer to Note 15. Derivatives and Hedging Activities for further description of these hedges.

Reclassifications from accumulated other comprehensive income (loss) to income for the three and six months ended June 30, 2020 and 2019 were as follows:

Reclassification Out of Accumulated Other Comprehensive Income (Loss)
Details About Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement of Operations
	2020	2019	2020	2019

	(in millions)
Pension and postretirement plans:
Actuarial losses	$2	$(1)	$4	$(5)	Other income (expense), net[1]
Curtailment	—	—	—	(15)	Other income (expense), net[1]
	2	(1)	4	(20)	Income before income taxes
	—	—	—	4	Income tax expense
	2	(1)	4	(16)	Net income
	—	—	—	—	Net income attributable to noncontrolling interest
	$2	$(1)	$4	$(16)	Net income attributable to Delphi Technologies
1These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note 9. Pension Benefits for additional details).

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
In December 2018, the Company entered into interest rate swap agreements, designated as cash flow hedges, with a combined notional amount of $400 million where the variable rates under the Term Loan A Facility have been exchanged for a fixed rate. During the second quarter of 2020, interest rate swap agreements with a combined notional amount of $320 million were settled. The remaining interest rate swap agreements that converted the nature of $80 million of the loan from LIBOR floating-rate debt to fixed-rate debt were settled in July 2020.

As of June 30, 2020, the Company had the following outstanding notional amounts related to foreign currency forward contracts designated as cash flow hedges that were entered into to hedge forecasted exposures:

Foreign Currency	Quantity Hedged	Unit of Measure	Notional Amount (USD Equivalent)
	(in millions)
Chinese Yuan	602	RMB	$80
Euro	32	EUR	40
Mexican Peso	1,044	MXN	50
Polish Zloty	159	PLN	40
British Pound	25	GBP	30
Singapore Dollar	34	SGD	20
Turkish Lira	48	TRY	10
As of June 30, 2020, Delphi Technologies has entered into derivative instruments to hedge cash flows extending out to September 2022.
Gains and losses on derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”), to the extent that hedges are effective, until the underlying transactions are recognized in earnings. Unrealized amounts in accumulated OCI will fluctuate based on changes in the fair value of hedge derivative contracts at each reporting period. Net losses on cash flow hedges included in accumulated OCI as of June 30, 2020 were approximately $24 million (approximately $24 million, net of tax). Of this total, approximately $11 million of losses are expected to be included in cost of sales and interest expense within the next 12 months and $13 million of losses are expected to be included in cost of sales and interest expense in subsequent periods. Cash flow hedges are discontinued when Delphi Technologies determines it is no longer probable that the originally forecasted transactions will occur. Cash flows from derivatives used to manage foreign exchange and interest rate risks are classified as operating activities within the consolidated statement of cash flows.
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
In December 2018 and March 2019, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. dollars with a combined notional amount of $600 million. During the second quarter of 2020, the Company settled cross currency swaps with a combined notional amount of $320 million. The remaining agreements, with a combined notional amount of $280 million, were designated as net investment hedges as of June 30, 2020, but were settled in July 2020.
Derivatives Not Designated as Hedges
On certain occasions the Company enters into certain foreign currency contracts that are not designated as hedges. When hedge accounting is not applied to derivative contracts, gains and losses are recorded to other income (expense), net and cost of sales in the consolidated statement of operations.

Fair Value of Derivative Instruments in the Balance Sheet
The following table includes the fair value of derivative instruments recorded in the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location*	June 30, 2020	December 31, 2019	Balance Sheet Location*	June 30, 2020	December 31, 2019

	(in millions)
Designated as cash flow hedges:
Foreign currency derivatives*	Other current assets	$2	$6	Other current assets	$2	$—
Foreign currency derivatives*	Other long-term assets	1	2	Other long-term assets	1	—
Foreign currency derivatives*	Accrued liabilities	1	—	Accrued liabilities	2	—
Foreign currency derivatives*	Other long-term liabilities	1	—	Other long-term liabilities	1	—
Interest rate swaps*	Other long-term assets	—	—	Other long-term assets	5	11

Designated as net investment hedges:
Cross-currency swaps*	Other long-term assets	17	22	Other long-term assets	—	—
Total designated as hedges		$22	$30		$11	$11

Derivatives not designated as hedges:
Foreign currency derivatives*	Other current assets	$1	$3	Other current assets	$—	$1
Total not designated as hedges		$1	$3		$—	$1
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
The fair value of Delphi Technologies’ derivative financial instruments was in a net asset position as of June 30, 2020 and a net asset position as of December 31, 2019.

Effect of Derivatives on the Statement of Operations and Statement of Comprehensive Income
The pre-tax effect of the derivative financial instruments in the consolidated statement of operations and consolidated statement of comprehensive income for the three and six months ended June 30, 2020 and 2019 is as follows:

Three Months Ended June 30, 2020	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$3	$(1)
Interest rate swaps	(1)	(2)
Derivatives designated as net investment hedges:
Cross-currency swaps	(5)	—
Total	$(3)	$(3)

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$—

Three Months Ended June 30, 2019	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$4	$2
Interest rate swaps	(9)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	(2)	—
Total	$(7)	$2

		Gain Recognized in Income

		(in millions)
Derivatives not designated		$2

Six Months Ended June 30, 2020	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$(9)	$2
Interest rate swaps	(12)	(3)
Derivatives designated as net investment hedges:
Cross-currency swaps	24	—
Total	$3	$(1)

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$(1)

Six Months Ended June 30, 2019	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified from OCI into Income

	(in millions)
Derivatives designated as cash flow hedges:
Foreign currency derivatives	$6	$4
Interest rate swaps	(9)	—
Derivatives designated as net investment hedges:
Cross-currency swaps	14	—
Total	$11	$4

		Loss Recognized in Income

		(in millions)
Derivatives not designated		$—

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

As of June 30, 2020 Delphi Technologies was in a net derivative asset position of $12 million. As of December 31, 2019 Delphi Technologies was in a net derivative asset position of $21 million. No significant adjustments were recorded for nonperformance risk based on the application of peer companies’ CDS rates, evaluation of our own nonperformance risk and because Delphi Technologies’ exposures were to counterparties with investment grade credit ratings. Refer to Note 15. Derivatives and Hedging Activities for further information regarding derivatives.
As of June 30, 2020 and December 31, 2019, Delphi Technologies had the following derivative assets measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2020:
Foreign currency derivatives*	$1	$—	$1	$—
Interest rate swaps*	(5)	—	(5)	—
Cross-currency swaps*	17	—	17	—
Total	$13	$—	$13	$—
As of December 31, 2019:
Foreign currency derivatives*	$10	$—	$10	$—
Interest rate swaps*	(11)	—	(11)	—
Cross-currency swaps*	22	—	22	—
Total	$21	$—	$21	$—
As of June 30, 2020, Delphi Technologies had the following derivative liabilities measured at fair value on a recurring basis (as of December 31, 2019, Delphi Technologies did not have any derivative liabilities):

	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

	(in millions)
As of June 30, 2020:
Foreign currency derivatives*	$(1)	$—	$(1)	$—
Total	$(1)	$—	$(1)	$—
* Derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets in accordance with accounting guidance related to the offsetting of amounts related to certain contracts.
Non-derivative financial instruments—Delphi Technologies’ non-derivative financial instruments include cash and cash equivalents, accounts and notes receivable, accounts payable, as well as debt, which consists of finance lease liabilities, the Senior Notes, the Term Loan A Facility, the Revolving Credit Facility and other debt issued by Delphi Technologies’ non-U.S. subsidiaries. The fair value of debt is based on quoted market prices for instruments with public market data or significant other observable inputs for instruments without a quoted public market price (Level 2). As of June 30, 2020 and December 31, 2019, total debt was recorded at $1,972 million and $1,495 million, respectively, and had estimated fair values of $2,031 million and $1,438 million, respectively. For all other financial instruments recorded at June 30, 2020 and December 31, 2019, fair value approximates book value.
Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, Delphi Technologies also has items in its balance sheet that are measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. Nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, equity method investments, other equity investments, intangible assets, asset retirement obligations, share-based compensation and liabilities for exit or disposal activities measured at fair value upon initial recognition. During the three and six months ended June 30, 2020, Delphi Technologies recorded non-cash asset impairment charges totaling $2 million and $5 million, respectively, within cost of sales and other income (expense), net related to declines in the fair value for certain fixed assets and equity investments. During the three and six months ended June 30, 2019, Delphi Technologies recorded non-cash asset impairment charges totaling $5 million and $8 million, respectively, within selling, general and administrative and amortization related to certain fixed assets and intangible assets. Fair value of long-lived assets is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved and a review of appraisals. As such, Delphi Technologies has determined that the fair value measurements of long-lived assets fall in Level 3 of the fair value hierarchy.

17. OTHER INCOME (EXPENSE), NET
Other income (expense), net included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions)
Interest income	$—	$2	$2	$4
Components of net periodic benefit cost other than service cost (Note 9)	2	5	4	(9)
Impairment of investment in PolyCharge	—	—	(3)	—
Net gain on sale of property	3	—	3	—
Other, net	4	1	5	1
Other income (expense), net	$9	$8	$11	$(4)

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

	RSUs	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested, December, 31 2019	1,608	$26.48
Granted	1,571	15.76
Vested	(343)	27.20
Forfeited	(157)	27.59
Nonvested, June, 30 2020	2,679	20.03
During the six months ended June 30, 2019, the Company entered into an individual one-time award of non-qualified stock options to purchase ordinary shares of the Company, which options had a grant date fair value of $3 million based on a contemporaneous valuation performed by an independent valuation specialist. The options become exercisable in equal parts annually over a 5-year period commencing on the first anniversary of the grant. The options will be exercisable, subject to vesting, for a period of 10 years after the grant date.
Share-based compensation expense recorded within the consolidated statement of operations was $4 million ($4 million, net of tax) and $8 million ($8 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2020, respectively. Share-based compensation expense recorded within the consolidated statement of operations was $5 million ($5 million, net of tax) and $9 million ($9 million, net of tax) based on the Company’s best estimate of ultimate performance against the respective targets during the three and six months ended June 30, 2019, respectively.
The Company will continue to recognize compensation expense, based on the grant date fair value of the awards applied to the Company’s best estimate of ultimate performance against the respective targets, over the requisite vesting periods of the awards. Based on the grant date fair value of the awards and the Company’s best estimate of ultimate performance against the respective targets as of June 30, 2020, unrecognized compensation expense on a pretax basis of approximately $30 million is anticipated to be recognized over a weighted average period of approximately 2 years.

19. SEGMENT REPORTING
The Company operates its business in the following segments:
•Fuel Injection Systems. This segment includes gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection (“GDi”) technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.
•Powertrain Products. This segment includes an array of highly-engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrains, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.
•Electrification & Electronics. Our electronics portfolio consists of engine and transmission control modules and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As electrification increases, our proprietary solutions – including supervisory controllers, software, DC/DC converters and inverters – provide better efficiency, reduced weight and lower cost for our OEM customers, while also making these and other components easier to integrate. Manufacturers are also choosing to combine power electronic functionality into one unit, enabling more effective packaging at a lower total cost while increasing Delphi Technologies’ content per vehicle.
•Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories.
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

Included below are sales and operating data for the Company’s segments for the three and six months ended June 30, 2020 and 2019.

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Three Months Ended June 30, 2020:
Net sales	$238	$142	$155	$128	$(35)	$628
Depreciation and amortization[2]	$31	$10	$12	$2	$—	$55
Adjusted operating (loss) income	$(29)	$7	$(5)	$6	$(22)	$(43)
Operating (loss) income	$(39)	$5	$(3)	$4	$(27)	$(60)
Equity loss, net of tax	$(2)	$—	$—	$—	$—	$(2)
Net income attributable to noncontrolling interest	$—	$4	$—	$—	$—	$4

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Three Months Ended June 30, 2019:
Net sales	$451	$314	$211	$214	$(69)	$1,121
Depreciation and amortization[2]	$32	$12	$11	$2	$—	$57
Adjusted operating income (loss)	$37	$48	$11	$21	$(36)	$81
Operating income (loss)	$32	$46	$6	$20	$(48)	$56
Equity loss, net of tax	$(1)	$—	$—	$—	$—	$(1)
Net income attributable to noncontrolling interest	$—	$4	$—	$—	$—	$4

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2020:
Net sales	$631	$403	$333	$302	$(96)	$1,573
Depreciation and amortization[2]	$61	$21	$25	$3	$1	$111
Adjusted operating (loss) income	$(11)	$42	$(4)	$21	$(51)	$(3)
Operating (loss) income	$(55)	$32	$(5)	$19	$(71)	$(80)
Equity loss, net of tax	$(2)	$—	$—	$—	$—	$(2)
Net income attributable to noncontrolling interest	$1	$6	$—	$—	$—	$7

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2019:
Net sales	$905	$641	$454	$407	$(135)	$2,272
Depreciation and amortization[2]	$60	$26	$21	$3	$—	$110
Adjusted operating income (loss)	$60	$109	$28	$36	$(65)	$168
Operating income (loss)	$45	$103	$19	$34	$(90)	$111
Equity income, net of tax	$1	$—	$—	$—	$—	$1
Net income attributable to noncontrolling interest	$—	$7	$—	$—	$—	$7

1Corporate Costs and Other includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology. This column also includes the elimination of inter-segment transactions.
2Includes asset impairments, with the exception of $3 million of impairments for the six months ended June 30, 2020 that was recorded in other income (expense), net.

The reconciliation of Adjusted Operating Income to Operating Income includes, as applicable, restructuring, separation and transformation costs, asset impairments, pension charges and Transaction related costs. The reconciliation of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2020 and 2019 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Three Months Ended June 30, 2020:
Adjusted operating (loss) income	$(29)	$7	$(5)	$6	$(22)	$(43)
Restructuring	(8)	(2)	3	(1)	(1)	(9)
Separation and transformation costs[2]	—	—	—	(1)	1	—
Asset impairments	(1)	—	(1)	—	—	(2)
Pension charges[3]	(1)	—	—	—	—	(1)
Transaction related costs[4]	—	—	—	—	(5)	(5)
Operating (loss) income	$(39)	$5	$(3)	$4	$(27)	(60)
Interest expense						(22)
Other income, net						9
Loss before income taxes and equity loss						(73)
Income tax expense						(27)
Equity loss, net of tax						(2)
Net loss						(102)
Net income attributable to noncontrolling interest						4
Net loss attributable to Delphi Technologies						$(106)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income (loss)	$37	$48	$11	$21	$(36)	$81
Restructuring	(1)	(1)	(1)	—	(2)	(5)
Separation and transformation costs[2]	—	—	(3)	—	(10)	(13)
Asset impairments	(2)	(1)	(1)	(1)	—	(5)
Pension charges[3]	(2)	—	—	—	—	(2)
Operating income (loss)	$32	$46	$6	$20	$(48)	56
Interest expense						(18)
Other income, net						8
Income before income taxes and equity loss						46
Income tax expense						(14)
Equity loss, net of tax						(1)
Net income						31
Net income attributable to noncontrolling interest						4
Net income attributable to Delphi Technologies						$27

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2020:
Adjusted operating (loss) income	$(11)	$42	$(4)	$21	$(51)	$(3)
Restructuring	(40)	(10)	2	(1)	(3)	(52)
Separation and transformation costs[2]	—	—	(2)	(1)	—	(3)
Asset impairments	(1)	—	(1)	—	—	(2)
Pension charges[3]	(3)	—	—	—	—	(3)
Transaction related costs[4]	—	—	—	—	(17)	(17)
Operating (loss) income	$(55)	$32	$(5)	$19	$(71)	(80)
Interest expense						(38)
Other income, net						11
Loss before income taxes and equity loss						(107)
Income tax expense						(47)
Equity loss, net of tax						(2)
Net loss						(156)
Net income attributable to noncontrolling interest						7
Net loss attributable to Delphi Technologies						$(163)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income (loss)	$60	$109	$28	$36	$(65)	$168
Restructuring	(4)	(1)	(1)	—	(2)	(8)
Separation and transformation costs[2]	—	(1)	(7)	—	(23)	(31)
Asset impairments	(2)	(4)	(1)	(1)	—	(8)
Pension charges[3]	(9)	—	—	(1)	—	(10)
Operating income (loss)	$45	$103	$19	$34	$(90)	111
Interest expense						(36)
Other expense, net						(4)
Income before income taxes and equity income						71
Income tax expense						(22)
Equity income, net of tax						1
Net income						50
Net income attributable to noncontrolling interest						7
Net income attributable to Delphi Technologies						$43

1
Corporate costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.

2
Separation and transformation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.

3	Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.
4	Transaction related costs include charges for due diligence, integration planning and other expenses related to the Transaction with BorgWarner.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Our public communications and U.S. Securities and Exchange Commission filings may contain forward-looking statements. Forward-looking statements often address our current views with respect to our expected future business and financial performance and financial conditions. Forward-looking statements are based on expectations and assumptions that we believe to be reasonable when made, but that may not prove to be accurate. These statements are not guarantees and are subject to risks, uncertainties, changes in circumstances and other factors that are difficult to predict and, which may cause actual results to differ materially and adversely from these forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” “outlook” or “continue,” the negatives thereof and other comparable terminology. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
•the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses’ and governments’ responses to the pandemic on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains;
•uncertainties around the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our financial condition and results of operations;
•our ability to successfully and cost-effectively restructure our global technical center footprint and reduce salaried and contract staff with minimal disruption to our business;
•the international scale and footprint of our operations, which exposes us to a variety of political, economic and regulatory risks, including the risk of changes in government leadership and laws, political instability and economic tensions between governments and changes in international trade policies, new barriers to entry and changes to or withdrawals from free trade agreements, changes in foreign exchange rates and interest rates, and economic downturns in foreign countries, compliance with U.S. and foreign countries’ export controls and economic sanctions;
•the cyclical nature of automotive sales and production, pricing pressures and other shifts in the competitive landscape for our products and services or changes in customer preferences and requirements;
•price and availability of raw materials used by us and our suppliers;
•our ability to maintain contracts that are critical to our operations;
•our ability to attract, motivate and retain key executives;
•our ability to manage risks associated with a strike, work stoppage or other type of conflict with labor unions and employees or those of its principal customers or suppliers;
•the ability of the Company to attract and retain customers and to realize the sales represented by our bookings;
•new technologies that displace demand for our products and our ability to develop and commercialize new products to meet our customers’ needs;
•the Company’s indebtedness, including the amount thereof and capital availability and cost;
•further downgrades of our current short- and long-term credit ratings or rating outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;
•the possibility that the proposed Transaction will not be completed;
•the cost and outcome of any claims, legal proceedings or investigations, including any potential litigation associated with the proposed Transaction;
•the failure or breach of information technology systems; and
•severe weather conditions and natural disasters and any resultant disruptions on the supply or production of goods or services or customer demands.
Additional factors are discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s filings with the Securities and Exchange Commission, including those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect the Company. It should be remembered that the price of the ordinary shares and any income from them can go down as well as up. Delphi Technologies disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise, except as may be required by law.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company for the three and six months ended June 30, 2020. This discussion should be read in conjunction with Item 1. Financial Statements.
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
BorgWarner Inc. Transaction
On January 28, 2020, we announced that we had entered into the Original Transaction Agreement under which BorgWarner would acquire us in an all-stock transaction pursuant to the Scheme of Arrangement. On March 30, 2020, we drew the full available amount under our Revolving Credit Facility (the “Revolver Draw”), resulting in a total of $500 million outstanding under the Revolving Credit Facility. We determined it was prudent and in the best interests of the Company and our shareholders to draw the full $500 million under the facility to protect the business and best position the Company to weather current market conditions and uncertainties caused by the COVID-19 pandemic.
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
On June 25, 2020, shareholders of the Company voted to approve the Transaction, which is currently expected to close in the second half of 2020. However, there can be no assurance the conditions to closing will be satisfied or waived or that the Transaction will be completed within the expected time frame or at all. Refer to Item 1A. Risk Factors, set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for risks associated with this Transaction.

Executive Overview
Our Business
Delphi Technologies is a global provider of propulsion technologies that make vehicles drive cleaner, better and further. We offer pioneering solutions for internal combustion engine, hybrid and electric passenger cars and commercial vehicles. We build on our original equipment expertise to provide leading service solutions for the aftermarket.
On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) outbreak a global pandemic. COVID-19 has negatively affected the global economy, disrupted global supply chains, resulted in significant travel and work restrictions, including temporary closures of the manufacturing facilities of some of our largest OEM customers, and has significantly disrupted global financial markets and automotive production. In response to this global pandemic, the Company has taken measures to protect the health and safety of our employees and conserve cash. We temporarily closed facilities and implemented work-from-home policies where possible for office-based employees. We also effected temporary layoffs, moved employees to part-time schedules and implemented pay reductions throughout the organization. We put crisis management teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary. The outbreak has impacted and will continue to impact the Company’s results of operations and cash flows. Demand for commercial and passenger vehicle production is being significantly impacted by the disruption of global manufacturing, supply chains, and consumer spending. As this is a developing situation, it is difficult to determine the future impacts of the pandemic. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, will be determined by the length of time that the pandemic continues, its effect on the demand for vehicle production, as well as the effect of governmental regulations imposed in response to the pandemic.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law in the United States. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act.
Our total net sales during the three and six months ended June 30, 2020 were $628 million and $1,573 million, a decrease of 44% and 31% compared to the same period of 2019. Volumes declined primarily due to lower global production and the closure of customer production sites related to COVID-19, as well as the continuing decline in passenger car diesel fuel injection systems in Europe.
Our business is directly related to automotive sales and automotive light and commercial vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Overall global vehicle production decreased by 35% for the six months ended June 30, 2020 and is expected to decline 23% from 2019 levels for the full year 2020. Compared to 2019, vehicle production in 2020 is expected to decrease 15% in China, 26% in Europe, 23% in North America and 32% in South America.
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

There have also been periods of increased market volatility and currency exchange rate fluctuations. For instance, the British government has formally initiated the process for withdrawal of the United Kingdom (“U.K.”) from the European Union (“E.U.”). The withdrawal, which is subject to a transition period due to end on December 31, 2020, has created significant uncertainty about the future relationship between the U.K. and the E.U. These developments, or the perception that any of them could occur, may adversely affect European and worldwide economic and market conditions, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets, including increased volatility in interest rates and foreign exchange rates. Although our net exposure to transactions denominated in British pounds is relatively neutral, we are actively monitoring the ongoing potential impacts of these developments and will seek to minimize their impact on our business. For the six months ended June 30, 2020, approximately 15% of our net sales were generated in the U.K., and approximately 10% were denominated in British pounds.
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
We typically experience (as described below) fluctuations in operating income due to:
•Volume—changes in volume and changes in mix;
•Contractual price changes—adjustments in price;
•Operational performance—changes to costs for materials and commodities or manufacturing variances; and
•Other—including restructuring costs and any remaining variances not included in volume, contractual price changes or operational performance.
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

Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
The results of operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020		2019		Favorable/(unfavorable)	2020		2019		Favorable/(unfavorable)

	(dollars in millions)
Net sales	$628		$1,121		$(493)	$1,573		$2,272		$(699)
Cost of sales	602		955		353	1,426		1,938		512
Gross margin	26	4.1%	166	14.8%	(140)	147	9.3%	334	14.7%	(187)
Selling, general and administrative	74		103		29	169		207		38
Amortization	3		2		(1)	6		8		2
Restructuring	9		5		(4)	52		8		(44)
Operating (loss) income	(60)		56		(116)	(80)		111		(191)
Interest expense	(22)		(18)		(4)	(38)		(36)		(2)
Other income (expense), net	9		8		1	11		(4)		15
(Loss) income before income taxes and equity income	(73)		46		(119)	(107)		71		(178)
Income tax expense	(27)		(14)		(13)	(47)		(22)		(25)
(Loss) income before equity income	(100)		32		(132)	(154)		49		(203)
Equity (loss) income, net of tax	(2)		(1)		(1)	(2)		1		(3)
Net (loss) income	(102)		31		(133)	(156)		50		(206)
Net income attributable to noncontrolling interest	4		4		—	7		7		—
Net (loss) income attributable to Delphi Technologies	$(106)		$27		$(133)	$(163)		$43		$(206)

Total Net Sales
Below is a summary of our total net sales for the three months ended June 30, 2020 versus June 30, 2019.

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$628	$1,121	$(493)	$(463)	$(1)	$(29)	$—	$(493)
Total net sales for the three months ended June 30, 2020 decreased 44% compared to the three months ended June 30, 2019. We experienced decreased volume due to lower global production and the temporary closure and reduction of activity of customer production sites related to COVID-19, as well as the continuing decline in passenger car diesel fuel injection systems in Europe. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the British pound and Brazilian real.
Below is a summary of our total net sales for the six months ended June 30, 2020 versus June 30, 2019.

	Six Months Ended June 30, 2020			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Total net sales	$1,573	$2,272	$(699)	$(633)	$(9)	$(57)	$—	$(699)
Total net sales for the six months ended June 30, 2020 decreased 31% compared to the six months ended June 30, 2019. We experienced decreased volume due to lower global production and the temporary closure and reduction of activity of customer production sites related to COVID-19, as well as the continuing decline in passenger car diesel fuel injection systems in Europe. In addition, the unfavorable variance in total net sales was impacted by currency changes, primarily related to the Euro and Chinese Yuan.

Cost of Sales and Gross Margin
Cost of sales is primarily comprised of material, labor, manufacturing overhead, freight, product engineering, design and development expenses, depreciation and amortization, warranty costs and other operating expenses. Gross margin is revenue less cost of sales and gross margin percentage is gross margin as a percentage of net sales.
Cost of sales decreased $353 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, as summarized below. The Company’s cost of material was approximately 55% and 50% of net sales in the three months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$602	$955	$353	$237	$—	$30	$84	$2	$353
Gross margin ($)	$26	$166	$(140)	$(226)	$(1)	$1	$84	$2	$(140)
Gross margin (%)	4.1%	14.8%
The change in cost of sales primarily reflects the impacts from reduced volume, operational performance improvements and currency exchange. The unfavorable change in gross margin is primarily due to volume including the impact of COVID-19, partially offset by operational performance improvements.
Cost of sales decreased $512 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, as summarized below. The Company’s cost of material was approximately 55% and 50% of net sales in the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/(unfavorable)	Volume	Contractual price changes	FX	Operational performance	Other	Total

	(dollars in millions)			(in millions)
Cost of sales	$1,426	$1,938	$(512)	$318	$—	$52	$142	$—	$512
Gross margin ($)	$147	$334	$(187)	$(315)	$(9)	$(5)	$142	$—	$(187)
Gross margin (%)	9.3%	14.7%

The change in cost of sales primarily reflects the impacts from reduced volume, operational performance improvements and currency exchange. The unfavorable change in gross margin is primarily due to volume including the impact of COVID-19, partially offset by operational performance improvements.

Selling, General and Administrative Expense

	Three Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$74	$103	$29

	Six Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Selling, general and administrative expense	$169	$207	$38

Selling, general and administrative expense (“SG&A”) includes administrative expenses, information technology costs and incentive compensation related costs. SG&A decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. This is primarily due to the impact of cost reduction initiatives, including a focus on reducing global overhead costs.

Restructuring

	Three Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Restructuring	$9	$5	$(4)

	Six Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Restructuring	$52	$8	$(44)
Restructuring charges during the six months ended June 30, 2020 included approximately $40 million related to the restructuring plan announced on October 31, 2019 to reshape and realign the Company’s global technical center footprint and reduce salaried and contract staff (approximately $100 million of charges recorded to date). Certain of these actions are subject to consultation with employee works councils and other employee representatives and are expected to be substantially completed by the end of 2021. We expect to record additional pre-tax restructuring charges of approximately $25 million up to $75 million related to this plan, across the organization. Nearly all of the restructuring charges will be cash expenditures.
The balance of the charges during the three and six months ended June 30, 2020 and June 30, 2019 related to programs focused on the continued rotation of our manufacturing footprint and reduction of global overhead costs.
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

Other Income (Expense), Net

	Three Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$9	$8	$1

	Six Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Other income (expense), net	$11	$(4)	$15
The increase in other income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is primarily due to a net gain on the sale of property of $3 million, offset by an unfavorable change of $3 million in components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans.
The increase in other income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to:

•A decrease of $13 million in components of net periodic benefit cost other than service costs related to the Company’s defined benefit pension plans;
•A net gain on the sale of property of $3 million; partially offset by
•A $3 million impairment of the Company’s investment in PolyCharge.
Refer to Note 17. Other Income (Expense), Net to the unaudited consolidated financial statements included herein for additional information.

Income Taxes

	Three Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$27	$14	$(13)

	Six Months Ended June 30,
	2020	2019	Favorable/ (unfavorable)

	(in millions)
Income tax expense	$47	$22	$(25)
The Company’s tax rate is affected by the fact that it is a U.K. resident taxpayer, the tax rates in the U.K. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.
The Company’s effective tax rate was (37)% and (44)% for the three and six months ended June 30, 2020, respectively. This was impacted by unfavorable changes in geographic income mix in 2020 as compared to 2019 which increased the amount of losses in jurisdictions in which no tax benefit for those losses could be recognized. The COVID-19 pandemic has also affected the 2020 effective tax rate in comparison to 2019 due to its significant impact on the Company’s operating results in the first six months of 2020 and full-year projections. The Company’s effective tax rate for the three and six months ended June 30, 2020 includes net discrete tax expense of $3 million and $2 million, respectively. The effective tax rate was 30% and 31% for the three and six months ended June 30, 2019, respectively. This was impacted by unfavorable changes in geographic income mix in 2019 as compared to 2018. The Company’s effective tax rate for the three and six months ended June 30, 2019 includes net discrete tax expense of $1 million and net discrete tax benefit of less $1 million, respectively.

Results of Operations by Segment
We operate our core business along the following operating segments, which are grouped on the basis of similar product, market and operating factors:
•Fuel Injection Systems. This segment includes gasoline and diesel fuel injection components and systems. Our gasoline fuel injection portfolio includes a full suite of fuel injection technologies – including pumps, injectors, fuel rail assemblies and complete systems – that deliver greater efficiency for traditional and hybrid vehicles with gasoline combustion engines. The Company’s Gasoline Direct Injection (“GDi”) technology provides high-precision fuel delivery for optimized combustion, which lowers emissions and improves fuel economy. Our diesel fuel injection systems portfolio provides enhanced engine performance. The Company’s common rail fuel injection system is the core technology for both on and off-highway commercial and light vehicle applications.
•Powertrain Products. This segment includes an array of highly-engineered products for traditional combustion and hybrid electric vehicles, including variable valvetrains, smart remote actuators, powertrain sensors, ignition products, canisters, and fuel handling products. These products complement and enhance the efficiency improvements delivered by our fuel injection systems technologies.
•Electrification & Electronics. Our electronics portfolio consists of engine and transmission control modules and power electronics. The control modules, containing as much as one million lines of software code, are key components that enable the integration and operation of powertrain products throughout the vehicle. As electrification increases, our proprietary solutions – including supervisory controllers, software, DC/DC converters and inverters – provide better efficiency, reduced weight and lower cost for our OEM customers, while also making these and other components easier to integrate. Manufacturers are also choosing to combine power electronic functionality into one unit, enabling more effective packaging at a lower total cost while increasing Delphi Technologies’ content per vehicle. These products are expected to experience increased demand as vehicle electrification accelerates.
•Aftermarket. Through this segment we sell products and services to independent aftermarket customers and original equipment service customers. Our aftermarket product portfolio includes a wide range of solutions covering the fuel injection, electronics and engine management, maintenance, and test equipment and vehicle diagnostics categories. Our aftermarket business provides a recurring and generally stable revenue base, as replacement of many of these products is non-discretionary in nature.
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
The reconciliations of Adjusted Operating Income to net income attributable to Delphi Technologies for the three and six months ended June 30, 2020 and 2019 are as follows:

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs (1)	Total

	(in millions)
For the Three Months Ended June 30, 2020:
Adjusted operating (loss) income	$(29)	$7	$(5)	$6	$(22)	$(43)
Restructuring	(8)	(2)	3	(1)	(1)	(9)
Separation and transformation costs[2]	—	—	—	(1)	1	—
Asset impairments	(1)	—	(1)	—	—	(2)
Pension charges[3]	(1)	—	—	—	—	(1)
Transaction related costs[4]	—	—	—	—	(5)	(5)
Operating (loss) income	$(39)	$5	$(3)	$4	$(27)	(60)
Interest expense						(22)
Other income, net						9
Loss before income taxes and equity loss						(73)
Income tax expense						(27)
Equity loss, net of tax						(2)
Net loss						(102)
Net income attributable to noncontrolling interest						4
Net loss attributable to Delphi Technologies						$(106)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Three Months Ended June 30, 2019:
Adjusted operating income (loss)	$37	$48	$11	$21	$(36)	$81
Restructuring	(1)	(1)	(1)	—	(2)	(5)
Separation and transformation costs[2]	—	—	(3)	—	(10)	(13)
Asset impairments	(2)	(1)	(1)	(1)	—	(5)
Pension charges[3]	(2)	—	—	—	—	(2)
Operating income (loss)	$32	$46	$6	$20	$(48)	56
Interest expense						(18)
Other income, net						8
Income before income taxes and equity loss						46
Income tax expense						(14)
Equity loss, net of tax						(1)
Net income						31
Net income attributable to noncontrolling interest						4
Net income attributable to Delphi Technologies						$27

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2020:
Adjusted operating (loss) income	$(11)	$42	$(4)	$21	$(51)	$(3)
Restructuring	(40)	(10)	2	(1)	(3)	(52)
Separation and transformation costs[2]	—	—	(2)	(1)	—	(3)
Asset impairments	(1)	—	(1)	—	—	(2)
Pension charges[3]	(3)	—	—	—	—	(3)
Transaction related costs[4]	—	—	—	—	(17)	(17)
Operating (loss) income	$(55)	$32	$(5)	$19	$(71)	(80)
Interest expense						(38)
Other income, net						11
Loss before income taxes and equity loss						(107)
Income tax expense						(47)
Equity loss, net of tax						(2)
Net loss						(156)
Net income attributable to noncontrolling interest						7
Net loss attributable to Delphi Technologies						$(163)

	Fuel Injection Systems	Powertrain Products	Electrification & Electronics	Aftermarket	Corporate Costs and Other[1]	Total
	(in millions)
For the Six Months Ended June 30, 2019:
Adjusted operating income (loss)	$60	$109	$28	$36	$(65)	$168
Restructuring	(4)	(1)	(1)	—	(2)	(8)
Separation and transformation costs[2]	—	(1)	(7)	—	(23)	(31)
Asset impairments	(2)	(4)	(1)	(1)	—	(8)
Pension charges[3]	(9)	—	—	(1)	—	(10)
Operating income (loss)	$45	$103	$19	$34	$(90)	111
Interest expense						(36)
Other expense, net						(4)
Income before income taxes and equity income						71
Income tax expense						(22)
Equity income, net of tax						1
Net income						50
Net income attributable to noncontrolling interest						7
Net income attributable to Delphi Technologies						$43
1Corporate Costs includes corporate related expenses not allocated to operating segments, which primarily includes executive administration, corporate finance, legal, human resources, supply chain management and information technology.
2Separation and transformation costs include one-time incremental expenses associated with becoming a stand-alone publicly-traded company and costs and income associated with the transformation of our global technical center footprint.
3Pension charges include additional contributions to defined contribution plans, other payments to impacted employees and other related expenses resulting from the freeze of future accruals for nearly all U.K. defined benefit pension plans.
4Transaction related costs include charges for due diligence, integration planning and other expenses related to the Transaction with BorgWarner.

Net sales, gross margin as a percentage of net sales and Adjusted Operating Income by segment for the three and six months ended June 30, 2020 and 2019 are as follows:

Net Sales by Segment

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$238	$451	$(213)	$(199)	$(14)	$—	$(213)
Powertrain Products	142	314	(172)	(167)	(5)	—	(172)
Electrification & Electronics	155	211	(56)	(53)	(3)	—	(56)
Aftermarket	128	214	(86)	(78)	(8)	—	(86)
Eliminations and Other[1]	(35)	(69)	34	33	1	—	34
Total	$628	$1,121	$(493)	$(464)	$(29)	$—	$(493)

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$631	$905	$(274)	$(247)	$(27)	$—	$(274)
Powertrain Products	403	641	(238)	(228)	(10)	—	(238)
Electrification & Electronics	333	454	(121)	(114)	(7)	—	(121)
Aftermarket	302	407	(105)	(91)	(14)	—	(105)
Eliminations and Other[1]	(96)	(135)	39	38	1	—	39
Total	$1,573	$2,272	$(699)	$(642)	$(57)	$—	$(699)
1Eliminations and Other includes the elimination of inter-segment transactions.
Gross Margin Percentage by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fuel Injection Systems	(8.0)%	12.9%	2.9%	11.3%
Powertrain Products	6.3%	18.2%	13.4%	18.4%
Electrification & Electronics	1.3%	7.6%	2.7%	7.9%
Aftermarket	15.6%	21.5%	18.9%	20.6%
Total	4.1%	14.8%	9.3%	14.7%

Adjusted Operating Income by Segment

	Three Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$(29)	$37	$(66)	$(108)	$(3)	$45	$—	$(66)
Powertrain Products	7	48	(41)	(61)	(1)	12	9	(41)
Electrification & Electronics	(5)	11	(16)	(29)	(2)	17	(2)	(16)
Aftermarket	6	21	(15)	(26)	1	1	9	(15)
Corporate Costs	(22)	(36)	14	—	7	—	7	14
Total	$(43)	$81	$(124)	$(224)	$2	$75	$23	$(124)
As noted in the table above, Adjusted Operating Income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was impacted by unfavorable volume including the impact of COVID-19, partially offset by operational performance improvements. Adjusted operating income was also affected by various items in Other above, which primarily reflects the impact of cost reduction initiatives, including a focus on reducing global overhead costs.

	Six Months Ended June 30,			Variance Due To:
	2020	2019	Favorable/ (unfavorable)	Volume, net of contractual price changes	FX	Operational performance	Other	Total

	(in millions)			(in millions)
Fuel Injection Systems	$(11)	$60	$(71)	$(147)	$(6)	$82	$—	$(71)
Powertrain Products	42	109	(67)	(85)	(1)	16	3	(67)
Electrification & Electronics	(4)	28	(32)	(53)	(3)	24	—	(32)
Aftermarket	21	36	(15)	(35)	3	7	10	(15)
Corporate Costs	(51)	(65)	14	—	5	—	9	14
Total	$(3)	$168	$(171)	$(320)	$(2)	$129	$22	$(171)

As noted in the table above, Adjusted Operating Income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was impacted by unfavorable volume including the impact of COVID-19, partially offset by operational performance improvements. Adjusted operating income was also affected by various items in Other above, which primarily reflects the impact of cost reduction initiatives, including a focus on reducing global overhead costs.

Liquidity and Capital Resources
Overview of Capital Structure
The Company’s liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements, operational restructuring activities, separation activities, Transaction activities, to meet debt service requirements, fund our pension obligations and return capital to shareholders. Effective March 31, 2019, the Company froze future accruals for nearly all U.K. based employees under the related defined benefit plans, replacing them with contributions under defined contribution plans effective April 1, 2019, including additional contributions and other payments to impacted employees over a two-year transition period. In addition, due to the impacts of COVID-19, during the three months ended June 30, 2020, the Company deferred approximately $8 million of contributions to these defined benefit plans to be made later in the year.
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
As of June 30, 2020, we had cash and cash equivalents of $550 million, which is primarily held at investment-grade rated banking institutions. During 2017 we entered into the Credit Agreement and completed the offering of the Senior Notes, as defined in Note 8. Debt to the unaudited consolidated financial statements included herein. As of June 30, 2020, we had a total outstanding amount of debt, net of unamortized issuance costs and discounts, of approximately $1,972 million, primarily consisting of $675 million principal outstanding under the $750 million five-year-year term loan pursuant to the Credit Agreement, $800 million principal outstanding under the $800 million senior unsecured notes due 2025 and $500 million related to the Revolving Credit Facility. On March 30, 2020, we determined it was prudent and in the best interests of the Company and its shareholders to draw down on its full $500 million Revolving Credit Facility to provide additional liquidity and financial flexibility in light of current economic conditions and uncertainties arising in connection with the COVID-19 pandemic. As of June 30, 2020, the full available amount was drawn on the Revolving Credit Facility, resulting in $500 million outstanding on the Revolving Credit Facility. In July 2020, the Company repaid $100 million on the Revolving Credit Facility. Refer to Note 8. Debt to the unaudited consolidated financial statements included herein for additional information.
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
On October 31, 2019, the Company announced a plan to restructure the Company’s global technical center footprint and reduce salaried and contract staff. The Company expects to record pre-tax restructuring charges of approximately $125 million up to $175 million related to these actions, nearly all of which will be cash expenditures. The Company expects the majority of these cash payments to be paid by the end of 2021. Pursuant to the plan to restructure the Company’s global technical center footprint, the Company executed a sale of a technical center during the three months ended June 30, 2020 and received cash proceeds of approximately $40 million for the sale of this facility during the three months ended September 30, 2020.
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
Other Financing
Receivable factoring—The Company is party to a €225 million accounts receivable factoring facility for certain subsidiaries in Europe. This facility is currently suspended. The facility would be accounted for as short-term debt and borrowings would be subject to the availability of eligible accounts receivable. Collateral is not required related to these trade accounts receivable. This facility matures on November 28, 2022 and will automatically renew on a non-committed, indefinite basis unless terminated by either party. Borrowings bear interest at LIBOR plus a margin for borrowings denominated in British pounds and Euro Interbank Offered Rate ("EURIBOR") plus a margin for borrowings denominated in Euros. The current applicable margin will increase or decrease from time to time between 0.45% and 0.85% based on changes to our corporate credit ratings. There were no amounts outstanding on the European accounts receivable factoring facility as of June 30, 2020 and December 31, 2019. The maximum amount drawn under this facility during the six months ended June 30, 2020 to manage working capital requirements was $17 million.
The Company entered into arrangements with various financial institutions to sell eligible trade receivables from certain Aftermarket customers in North America and Europe. These arrangements can be terminated at any time subject to prior written notice. The receivables under these arrangements are sold to a third party without recourse to the Company and are therefore accounted for as true sales. During the three and six months ended June 30, 2020, $31 million and $62 million of receivables were sold under these arrangements, and expenses of less than $1 million and $1 million were recognized within interest expense, respectively. During the three and six months ended June 30, 2019, $43 million and $74 million of receivables were sold under these arrangements, and expenses of $1 million and $2 million were recognized within interest expense, respectively.
In addition, during the six months ended June 30, 2019, one of the Company’s European subsidiaries factored, without recourse, $21 million of receivables related to certain foreign research credits to a financial institution. This transaction was accounted for as a true sale of the receivables, and the Company therefore derecognized this amount from other long-term assets in the consolidated balance sheet as a result of these transactions. During the six months ended June 30, 2019, less than $1 million of expenses were recognized within interest expense related to these transactions. During the three months ended September 30, 2020, the Company factored, without recourse, $17 million of receivables related to the foreign research credits that were also accounted for as a true sale of the receivables.
Finance leases—There were approximately $14 million and $14 million of finance lease obligations outstanding as of June 30, 2020 and December 31, 2019, respectively.
Interest—Cash paid for interest related to debt outstanding, including the effect of interest rate and cross currency swaps, totaled $31 million and $35 million, for the six months ended June 30, 2020 and 2019, respectively.
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
A summary of the ordinary shares repurchased during the three and six months ended June 30, 2019 is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Total number of shares repurchased	845,959	1,583,876
Average price paid per share	$17.73	$18.94
Total (in millions)	$15	$30
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
Operating activities—Net cash provided by operating activities totaled $41 million and $91 million for the six months ended June 30, 2020 and 2019, respectively. Cash flow from operating activities for the six months ended June 30, 2020 consisted primarily of a net loss of $156 million increased by $117 million for non-cash charges for depreciation, amortization and asset impairments, and by an additional $70 million related to changes in operating assets and liabilities, net of restructuring and pension contributions. Cash flow from operating activities for the six months ended June 30, 2019 consisted primarily of net earnings of $50 million increased by $130 million for non-cash charges for depreciation, amortization, asset impairments and pension costs, partially offset by $94 million related to changes in operating assets and liabilities, net of restructuring and pension contributions.

Investing activities—Net cash used in investing activities totaled $137 million for the six months ended June 30, 2020, as compared to $230 million for the six months ended June 30, 2019. The decrease in usage is primarily attributable to $89 million of decreased capital expenditures during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
Financing activities—Net cash provided by financing activities totaled $461 million for the six months ended June 30, 2020 and net cash used in financing activities totaled $58 million for the six months ended June 30, 2019. Cash flows provided by financing activities for the six months ended June 30, 2020 primarily included $500 million of borrowings under the Revolving Credit Facility, partially offset by $19 million of long-term debt repayments, $9 million of fees associated with amendments to the Credit Agreement and $8 million of dividend payments of consolidated affiliates to minority shareholders. Cash flows used in financing activities for the six months ended June 30, 2019, primarily included $19 million of long-term debt repayments, $29 million paid to repurchase ordinary shares and $8 million of dividend payments of consolidated affiliates to minority shareholders.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contingencies and Environmental Matters
For a description of contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, refer to Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements
The information concerning recently issued accounting pronouncements see Note 2. Significant Accounting Policies to the unaudited consolidated financial statements included herein.

Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2020.

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
As of June 30, 2020, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, for disclosure purposes, the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the desired control objectives were achieved as of June 30, 2020.

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are from time to time subject to various actions, claims, suits, government investigations, and other proceedings incidental to our business, including those arising out of alleged defects, breach of contracts, competition and antitrust matters, product warranties, intellectual property matters, personal injury claims and employment-related matters. For a description of risks related to various legal proceedings and claims, see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. For a description of our outstanding material legal proceedings, see Note 10. Commitments and Contingencies to the unaudited consolidated financial statements included herein.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously described in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 6. EXHIBITS

Exhibit Number	Description
*10.34
Amendment No. 2 to Credit Agreement, dated May 4, 2020, between the Company, Delphi Powertrain Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders and agents party thereto

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

Dated: August 5, 2020